Form 10KSB
period 2007-10-31
Tara Minerals Corp.
filed 2008-01-22
CIK 1387054

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2007

OR

(  )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File No.   333-143512

TARA MINERALS CORP.

 (Name of Small Business Issuer in its charter)

Nevada	Applied For
(State of incorporation)	(IRS Employer Identification No.)

2162 Acorn Court
Wheaton, IL	60187
(Address of Principal Executive Office)	(Zip Code)

Registrant's telephone number, including Area Code: (630) 462-2079

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  [  ]

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[  ] YES        NO [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  [  ]    No   [X]

The Company’s revenues during the year ended October 31, 2007 were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the Company (6,381,000 shares) on December 31, 2007 was -0-.

Documents incorporated by reference:

None

As of January 15, 2008, the Company had 37,781,000 issued and outstanding shares of common stock.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This report includes "forward-looking statements". All statements other than statements of historical facts included in this report, regarding the Company’s financial position, business strategy, plans and objectives, are forward-looking statements.  Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct.

ITEM 1.  BUSINESS

Tara Minerals plans to explore and develop mining properties which may be productive of copper, lead, zinc and other industrial metals.   Tara Minerals was incorporated in Nevada on May 12, 2006 and is in the exploration stage.

Tara Gold Resources Corp., which is also engaged in the exploration and development of mining properties in Mexico, owns 80% of Tara Minerals’ common stock.  The reason Tara Gold formed Tara Minerals was that, in the opinion of Tara Gold, some investors prefer gold and silver projects, while others prefer lead, zinc and silver projects.  Consequently, capital may be easier to obtain by separating gold properties from industrial metal properties.  In this regard, Tara Gold has the first right to acquire any gold or silver prospects and Tara Minerals has the first right to acquire any industrial metal prospects.

At some point in the future Tara Gold may distribute its shares in Tara Minerals to its shareholders.  By doing so, the shareholders of Tara Gold will own two public corporations, one of which is involved in the exploration of gold and silver properties and the other of which is involved in the exploration of industrial metal properties.  However, there is no commitment on the part of Tara Gold to distribute its shares in Tara Minerals and the distribution of these shares may never occur.

Tara Minerals plans to acquire low-cost properties that have the potential to yield high returns.  After acquiring a property and selecting a possible exploration area through its own efforts or with others, Tara Minerals will typically compile reports, past production records and geologic surveys concerning the area.  Tara Minerals may then undertake a field exploration program to determine whether the area merits work.  Initial field exploration on a property normally consists of geologic mapping and geochemical and/or geophysical surveys, together with selected sampling to identify host environments that may contain specific mineral occurrences.  If an area shows promise, geologic drilling programs may be undertaken in an effort to locate the existence of economic mineralization.  If mineralization is delineated, further work will be undertaken to estimate ore reserves, evaluate the feasibility for the development of the mining project, obtain permits for commercial development, and, if the project appears to be economically viable, proceed to place the deposit into commercial production.

The capital required for exploration and development of mining properties is substantial.  Tara Minerals plans to finance its future operations through joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of Tara Minerals’ interest in a certain property in exchange for the expenditure of a specified amount), the sale by Tara Minerals of interests in properties, and by the sale of common stock.

The exploration and development of properties that are joint ventured with third parties are normally managed by one of the joint venture participants which is designated as the operator.  The operator of a mining property generally provides all labor, equipment, supplies and management on a cost plus fee basis and often must perform specific tasks over a specified time period.  Separate fees may be charged to the joint venturers by the operator and, once certain conditions are met, the joint venturers are typically required to pay the costs in proportion to their interests in the property.

Tara Minerals’ properties will typically consist of a variety of interests including, properties located in foreign countries and unpatented and patented claims held under lease or owned by Tara Minerals.  Typically, the rights to properties which Tara Minerals may acquire will be sub-surface rights which will allow Tara Minerals to explore for, and if warranted, develop the property.  See “Mexican Mining Laws and Regulations” below for information concerning use of surface rights in Mexico for mining operations.

In connection with the acquisition of a property, Tara Minerals may conduct limited reviews of title and related matters and obtains certain representations regarding ownership.  Although Tara Minerals plans to conduct reasonable investigations (in accordance with standard mining practice) of the validity of ownership, it may be unable to acquire good and marketable title to its properties.

Mines have limited lives, which is an inherent risk in the mining business.  Although Tara Minerals plans to acquire other mining properties, there is a limited supply of desirable mineral lands available in Mexico where Tara Minerals would consider conducting exploration and/or production activities.  In addition, Tara Minerals faces strong competition for new properties from other mining companies, many of which have substantial financial resources, and Tara Minerals may be unable to acquire attractive new mining properties on terms that are considered acceptable.

Tara Minerals owns 99.9% of the capital stock of American Metal Mining S.A. de C.V., a Mexican corporation.  All of Tara Minerals’ operations in Mexico are conducted through American Metal Mining since Mexican law provides that only Mexican corporations are allowed to own mining properties.However, when the Pillar de Mocoribo, Don Roman and Lourdes and Las Nuvias properties were acquired in September and October 2006, American Metal Mining had not been incorporated.  As a result, the mining properties owned by Tara Minerals were acquired by Corporacion Amermin, S.A. de C.V., the Mexican subsidiary of Tara Gold.  These properties were transferred to American Metal Mining after its formation in December 2006. All references to Tara Minerals include the operations of American Metal Mining.

As of January 15, 2008 Tara Minerals had a 100% interest in the mining properties listed below.  Although Tara Minerals believes that each of these properties has deposits of copper, lead or zinc, the properties are in the exploratory state, do not have any known reserves, and may never produce any of these metals in commercial quantities.

The properties are located in the northern part of the La Reforma Mining District of northeastern Sinaloa, Mexico.  The predominate rocks in the area are Upper Jurassic-Lower Cretaceous cabonate (limestone) rocks and Tertiary granitic intrusives.  The La Reforma Mining District has been mined for more than 300 years, with substantial amounts of precious and base metals produced from numerous mines. In the opinion of Tara Minerals, the district has never been properly explored using present day, industry standard, exploration methods, including geochemistry, geophysics, and geology. Tara Minerals feels that this area may potentially host base metals that were never discovered or exploited due in part to market conditions, lack of technology, and lack of funding.

All of Tara Minerals projects are located approximately 25 kilometres from the town of Choix, Sinaloa, Mexico.  The properties are accessed by driving a 4x4 vehicle on Sinaloa State maintained roads along the north side of the Rio Fuerte River to the village of Altamira, located in the center of the La Reforma Mining District.  From Altamira, the road trends due north to the village of Mocoribo.  The properties can then be reached by hiking two kilometers from the village.

In October 2006 Tara Minerals’ three properties were visited in the field by a professional geologist with experience in mineral assessment and property evaluations in Chihuahua, Durango, Sinaloa and Sonora, Mexico.

The proposed exploration program for each property will typically consist of rock-chip sampling, soil geochemistry, geological mapping, a geophysical survey, trenching, drilling, and resource calculation.  The exploration program will take place in phases, with some phases occuring simultaneously.  Rock chip and soil geochemistry may be initiated first to test and define the mineralization. This may be followed up with a CSAMT (Controlled-Source Audio-Frequency Magneto Telluric) to test the extent and depth of sulfide mineralization those would host copper, lead or zinc.  The CSAMT is an industry standard geophysical technique that has been used successfully to identify carbonate deposits in Mexico and other locations.  Upon completion of the exploration program, and if results are positive, a drilling program may begin.  Drilling results will then be evaluated and a mineral resource calculation will be made.  Notwithstanding the above, the exploration program for each property will depend on a number of factors, including the property’s particular geological conditions and the extent of any prior exploration work.

With the exception of the Don Roman and Lourdes concession, as of January 15, 2008 no equipment, plants or other facilities were located on any of the properties.  Water and power will be required to further explore and, if warranted, develop Tara Minerals mining prospects.

Tara Minerals will contract with qualified personnel to conduct and supervise all aspects of its exploration program.

The exploration programs on the properties will be funded either through Tara Mineral’s cash on hand or from operations, proceeds from the sale of Tara Minerals’ common stock, or funds obtained from a joint venture partner.

In Mexico land size is denominated in hectares and weight is denominated in tonnes.  One hectare is equal to approximately 2.47 acres, and one tonne is equal to 2,200 pounds.

Pilar de Mocoribo Prospect

The Pilar de Mocoribo prospect was acquired in September 2006 from an unrelated third party for $800,000 (exclusive of value added tax), which amount is to be paid in accordance with the following schedule:

2006

$   135,000

2007

235,000

2008

155,000

2009

     275,000

$   800,000

The Pilar de Mocoribo prospect is 1,260 hectares in size.  Preliminary evaluation of the property has identified a series of parallel NE trending mineralized structures that can be traced for more than 300 meters.  These mineralized structures lie within a complex suite of volcanic-granitic and sedimentary (carbonate) rocks.

As of January 15, 2008 a preliminary rock-chip sampling program, at a cost of approximately $9,000 has been completed on the property.

The following shows the timing and estimated cost for the present exploration plan for this property:

Phase

Projected Completion

Estimated Cost

Mapping and sampling

   December 2008

$75,000

Don Roman and Lourdes Concession

The Don Roman and Lourdes concession, comprised of 331 hectares, was acquired in October 2006 from an unrelated third party for approximately $522,000, plus value added taxes of approximately $78,000.  The purchase price was paid in full in January 2007.

Preliminary evaluation of the property has identified an abandoned mine and extensive sulfide mineralization within a complex suite of volcanic-granitic and sedimentary rocks.

Detailed surface sampling and road construction have been completed a cost of approximately $172,000.

Initial technical assessment work has been completed at the property, including identification of all permits needed to move towards active mining and assessing options and costs associated with the design of various mining systems.  Mining and processing equipment have been purchased and a plant, which will be capable of processing 200 tonnes per day, is being constructed.  Water rights for the property have been acquired and negotiations for an electrical substation to supply power to the plant are underway.  Plant completion and initial production is scheduled for the second quarter of 2008.

The following shows the timing and estimated cost for the present exploration plan for this property:

Phase

Projected Completion

Estimated Cost

 Plant construction, mine

 preparation and initial

 production

May 2008

$625,000

Las Nuvias Concession

The Las Nuvias prospect is 41 hetares in size and was acquired for $115,000 in October 2006 from an unrelated third party.  The purchase price was paid in full in January 2007.

Preliminary evaluation of the property has identified an abandoned prospect with historic vein-type mineralization occurring within an older complex suite of volcanic-granitic and sedimentary rocks.

As of January 15, 2008 a preliminary rock-chip sampling program, at a cost of approximately $9,000 has been completed on the property.  Since this property is directly south of the Don Ramon and Lourdes concession, Tara Minerals plans to delay any further work on this property pending further evaluation.

United States Mining Laws and Regulations

In the United States, unpatented mining claims on unappropriated federal land may be acquired pursuant to procedures established by the Mining Law of 1872 and other federal and state laws.  These acts generally provide that a citizen of the United States (including corporations) may acquire a possessory right to develop and mine valuable mineral deposits discovered upon unappropriated federal lands, provided that such lands have not been withdrawn from mineral location, e.g., national parks, military reservations and lands designated as part of the National Wilderness Preservation System.  The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions.  These uncertainties relate to such non-record facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record.  Prior to discovery of a locatable mineral thereon, a mining claim may be open to location by others unless the owner is in possession of the claim.

The domestic exploration programs conducted by Tara Minerals will be subject to federal, state and local environmental regulations.  The United States Forest Service and the Bureau of Land Management extensively regulate mining operations conducted on public lands.  Most operations involving the exploration for minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state, and local governmental authorities as well as the rights of adjoining property owners.  Tara Minerals may be required to prepare and present to federal, state, or local authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment.  All requirements imposed by any such authorities may be costly and time-consuming, and may delay commencement or continuation of exploration or production operations.

Future legislation and regulations are expected to continue to emphasize the protection of the environment, and, as a consequence, the activities of Tara Minerals may be more closely regulated to further the cause of environmental protection.  Such legislation and regulations, as well as future interpretation of existing laws, may require substantial increases in capital and operating costs to Tara Minerals and may result in delays, interruptions, or a termination of operations, the extent of which cannot be predicted.

Mining operations in the United States are subject to inspection and regulation by the Mine Safety and Health Administration of the Department of Labor (MSHA) under provisions of the Federal Mine Safety and Health Act of 1977.

Tara Minerals’ operations will also be subject to regulations under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), which regulates and establishes liability for the release of hazardous substances, and the Endangered Species Act (ESA), which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Tara Minerals may incur expenditures for land reclamation pursuant to federal and state land restoration laws and regulations.  Under certain circumstances, Tara Minerals may be required to close an operation until a particular problem is remedied or to undertake other remedial actions.

Mexican Mining Laws and Regulations

In Mexico, Article 27 of the Mexican Constitution grants the ownership of essentially all minerals to the Mexican nation.  The right to exploit those minerals is given to private parties through concessions issued by the Mexican government.  The current Mining Law of Mexico was enacted in 1992.  Concessions are granted on mining lots, the sides of which measure 100 meters, or a multiple of 100, except when adjoining lots (granted when there were no size requirements) require a smaller size.  An exploration concession is granted to the first applicant that meets the requirements of the Mining Law, the most important of which is that the claimed area is deemed to be “free land”.  Under the Mining Law, areas that are already covered by mining concessions or applications for mining concessions are not free, as well as reserved areas such as the coast and the seabed.

Exploration mining concession applications are filed at government offices.  Exploration concessions are valid for six years and give their holders the right to carry out exploration work.  While the concessionaire may keep the minerals obtained in the course of the exploration work, the mine may not be put into production.  If the concessionaire wishes to continue exploration work beyond six years, or wishes to go into production, the concessionaire may, at any time before the expiration of the six year term, request an exploitation concession, which is valid for 50 years and renewable once for a similar term.

Mining concessions do not grant the holder right to enter or use the surface land of the mining lots.  It is therefore necessary to obtain the permission of the surface owner for that purpose.  Typically, a verbal authorization with no consideration is granted for prospecting and sample gathering.  A simple letter agreement or contract is normally used for drilling, trenching, or basic road building.  For more advanced exploration activities, a small monetary consideration is normally required.  In some cases the concessionaire is also required to make minor improvements which benefit the local community such as fixing a road or fence or building an earthen dam.  Building and operating a mine requires a more formal agreement.  If an agreement cannot be reached with the surface owner, the Mining Law gives the concessionaire the right to request a temporary occupation of the land or an expropriation (or an easement for the construction of roads, power lines, water pipes, etc.).  Compensation is set through an appraisal made by the federal government.

A concessionaire’s most important obligation is the performance of assessment work on the mining lots.  A minimum amount of assessment work measured in monetary terms must be performed each year, depending on the size of the mining lot and, for an exploration mining concession, the number of years elapsed since its issue, pursuant to minimum investment tables established by the Mexican government.  Assessment work may be done either through expenditures or the sale of minerals.  A report must be filed in May of every year regarding the work for the previous calendar year.  Lack of performance of the minimum work will result in the cancellation of the concession; payment to the government in lieu of required assessment of work is not allowed.

Concessionaires must comply with federal environmental regulations which generally require that mining activities be subject to an environmental impact statement authorization.  Normally an environmental impact statement authorization can be obtained in six to twelve months from the date of its filing.  However, mining operations which do not exceed levels established by the Mexican government are not required to file an environmental impact statement.

The Mining Law forbids concessionaires from removing mine timbering and supports and requires compliance with all safety rules promulgated by the Mexican government.

Mexican and foreign individuals, as well as Mexican corporations, are allowed to hold mining concessions.  Although foreign corporations may not hold mining concessions, foreign corporations may, however, own Mexican corporations.

General

Tara Minerals’ offices are located at 2162 Acorn Court, Wheaton, IL 60187 and consist of approximately 150 square feet of office space are supplied free of charge by Francis Richard Biscan, Jr., the President of Tara Minerals.

As of January 15, 2008 the only employees of Tara Minerals were its two officers.

Tara Minerals’ website is www.taraminerals.com.

ITEM 2.   DESCRIPTION OF PROPERTY

See Item 1.

ITEM 3.   LEGAL PROCEEDINGS.

Tara Minerals is not involved in any legal proceedings and Tara Minerals does not know of any legal proceedings which are threatened or contemplated.

ITEM 4.

 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5.

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON

EQUITY AND OTHER SHAREHOLDER MATTERS.

Tara Minerals’ common stock is not quoted on any exchange and there is no public trading market for its shares.

As of January 15, 2008, Tara Minerals had 37,781,000 outstanding shares of common stock and 73 shareholders.  Except for the options shown in Item 10 of this report, Tara Minerals does not have any outstanding options, warrants or other arrangements providing for the issuance of additional shares of its capital stock.

All of the outstanding shares of Tara Minerals are restricted securities and may be sold in accordance with Rule 144 of the Securities and Exchange Commission.  Up to 6,581,000 of these shares may also be sold by means of a registration statement on Form SB-2 which Tara Minerals filed with the Securities and Exchange Commission.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. Tara Minerals’ Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through October 31, 2007 Tara Minerals did not generate any revenue and incurred $124,170 in exploration expenses and $2,121,106 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $1,164,173 pertaining to the issuance of stock options.

Between December 2006 and February 2007 Tara Minerals raised $2,540,000 from the sale of 5,081,000 shares of its common stock to private investors.

In January 2008 Tara Minerals issued 1,200,000 shares of its common stock to an unrelated third party for mining equipment.

Tara Minerals’ plan of operation is described in Item 1 of this report.

Tara Minerals anticipates that its capital requirements during the year ending December 31, 2008 will be:

Exploration and Development – Pilar de Mocoribo property

75,000

Property payments and taxes – Pilar de Mocoribo property

322,000

Exploration and Development – Don Ramon property

625,000

Exploration and Development – Las Nuvias property

            25,000

General and administrative expenses

     275,000

Total

1,322,000

Tara Minerals has started construction on a plant which will have the capability of processing 200 tonnes of material a day from the Don Roman and Lourdes prospect.

Tara Minerals believes that its cash on hand will satisfy its working capital needs until August 2008.   After that time, Tara Minerals will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

Tara Minerals’ future plans will be dependent upon the amount of capital available to Tara Minerals, the amount of cash provided by its operations, and the extent to which Tara Minerals is able to have joint venture partners pay the costs of exploring and developing its mining properties.

Tara Minerals anticipates that it will need to hire 20 new employees during the twelve-month period ending December 31, 2008.

Tara Minerals does not have any commitments or arrangements from any person to provide Tara Minerals with any additional capital.  If additional financing is not available when needed, Tara Minerals may continue to operate in its present mode or Tara Minerals may need to cease operations.  Tara Minerals does not have any plans, arrangements or agreements to sell its assets or to merge with another entity.

See Note 1 to the financial statements included as part of this report for a description of Tara Minerals’ accounting policies and recent accounting pronouncements.

ITEM 7.

FINANCIAL STATEMENTS

See the financial statements attached to this report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

ITEM 8A.

 CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., Tara Gold’s Chief Executive Officer and Clifford A. Brown, Tara Mineral’s Principal Financial Officer, has evaluated the effectiveness of Tara Mineral’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion Tara Mineral’s disclosure controls and procedures are effective.  There were no changes in Tara Mineral’s internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, Tara Mineral’s internal control over financial reporting.

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name

Age

Position

Francis R. Biscan

46

President, Chief Executive Officer and a Director

Clifford A. Brown

56

Principal Financial Officer and a Director

The directors of Tara Minerals serve in such capacity until the first annual meeting of Tara Minerals’ shareholders and until their successors have been duly elected and qualified.  The officers of Tara Minerals serve at the discretion of Tara Minerals’ directors.

The principal occupations of Tara Minerals’ officers, directors and consultants, during the past several years, are as follows:

Francis Richard Biscan Jr. has been an officer and director of Tara Minerals since May 2006.  Between 1997 and August 2003 Mr. Biscan was an independent financial consultant, providing advice to public and private companies in the areas of capital formation and mergers and acquisitions.  Mr. Biscan has also been an officer and director of Tara Gold Resources Corp. since August 2003.

Clifford A. Brown has been an officer and director of Tara Minerals since May 2006.  Since 1989 Mr. Brown has been the President of Clifford A. Brown and Co., a firm which provides accounting and consulting services and sells accounting software.  Since 1993 Mr. Brown has served as the treasurer and Board member of Restoration Ministries, Inc., a non-profit corporation with 33 different ministries in Chicago.  Mr. Brown has also been an officer and director of Tara Gold Resources Corp. since November 2004.  Mr. Brown has been a certified public accountant since 1981.

Tara Minerals does not have a compensation committee.  Tara Minerals’ Board of Directors serves as its Audit Committee.  Clifford A. Brown is Tara Minerals’ financial expert.  Since Mr. Brown is an officer and director of Tara Minerals, Mr. Brown is not independent as that term is defined in section 121(A) of the listing standards of the American Stock Exchange.

None of Tara Minerals’ directors are independent as that term is defined in section 121(A) of listing standards of the American Stock Exchange.

Tara Minerals has adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions.

ITEM 10.  EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued during the year ended October 31, 2007 to the executive officers of Tara Minerals.

						All Other
				Stock	Option	Annual
	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Francis R. Biscan,	2007	-	-	-	$873,130	-	$873,130
President and
Chief Executive Officer

Clifford A. Brown,	2007	-	-	-	$291,043	-	$291,043
Principal Financial Officer

(1)

The dollar value of base salary (cash and non-cash) received.

(2)

The dollar value of bonus (cash and non-cash) received.

(3)

During the periods covered by the table, the value of Tara Mineral’s shares issued as compensation for services to the persons listed in the table.

(4)

The value of all stock options granted during the periods covered by the table.  See Note 7 to the financial statements included as part of this report for details concerning the assumptions used in determining the value of these options.  See the “Stock Option and Bonus Plans - Summary” section below for other information concerning these stock options.

(5)

All other compensation received that Tara Minerals could not properly report in any other column of the table.

Tara Minerals does not have an employment agreements with any of its officers.

The following shows the amounts which Tara Minerals expects to pay to its officers during the twelve month period ending December 31, 2008, and the time these persons plan to devote to Tara Minerals’ business.  Tara Minerals does not have employment agreements with any of its officers.

	Proposed	Time to be Devoted to
Name	Compensation	Tara Minerals’ Business
Francis Richard Biscan, Jr.	$60,000	20 hours / week
Clifford A. Brown	$24,000	20 hours / week

Long-Term Incentive Plans.  Tara Minerals does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

Employee Pension, Profit Sharing or other Retirement Plans.  Tara Minerals does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors.  Tara Minerals’ directors did not receive any compensation for their services as directors during the fiscal year ended October 31, 2007.

Stock Option and Bonus Plans

Tara Minerals has adopted stock option and stock bonus plans.  A summary description of these plans follows.  In some cases these Plans are collectively referred to as the “Plans”.

Incentive Stock Option Plan.  Tara Minerals’ Incentive Stock Option Plan authorizes the issuance of shares of Tara Minerals’ common stock to persons that exercise options granted pursuant to the Plan.  Only Tara Minerals employees may be granted options pursuant to the Incentive Stock Option Plan.  The option exercise price is determined by Tara Minerals’ directors but cannot be less than the market price of Tara Minerals’ common stock on the date the option is granted.

Non-Qualified Stock Option Plan.  Tara Minerals’ Non-Qualified Stock Option Plan authorizes the issuance of shares of Tara Minerals’ common stock to persons that exercise options granted pursuant to the Plan.  Tara Minerals’ employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Stock Bonus Plan.  Tara Minerals’ Stock Bonus Plan allows for the issuance of shares of common stock to it’s employees, directors, officers, consultants and advisors.  However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Summary.  The following lists, as of January 15, 2008, the options granted pursuant to the Plans.  Each option represents the right to purchase one share of Tara Minerals’ common stock.

	Total	Shares
	Shares	Reserved for	Shares	Remaining
	Reserved	Outstanding	Issued as	Options/Shares
Name of Plan	Under Plans	Options	Stock Bonus	Under Plans
Incentive Stock Option Plan	1,000,000	-	N/A	1,000,000
Non-Qualified Stock Option Plan	2,000,000	1,000,000	N/A	1,000,000
Stock Bonus Plan	750,000	N/A	-	750,000

Tara Minerals’ stock option and bonus plans have not been approved by its shareholders.

The following lists the unexercised options which were outstanding as of January 15, 2008 and held by the Tara Minerals’ officers and directors.  All of the options listed below were granted on February 1, 2007 pursuant to Tara Minerals’ Non-Qualified Stock Option Plan.

	Shares underlying
	unexercised options which are		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Francis Richard Biscan, Jr.	750,000	-	$0.05	2/01/10
Clifford A. Brown	250,000	-	$0.05	2/01/10

Transactions with Related Parties

The following table lists all shares of Tara Minerals’ common stock, which have been sold as of January 15, 2008.

	Number
Shareholder	of Shares	Date	Consideration
Tara Gold Resources Corp	30,000,000	5/25/06	$300
Qualico Capital Corp	1,500,000	1/30/07	Investor relations services
Private Investors	5,081,000	12/06 to 2/07	$0.50 per share
Northern Development Ltd	1,200,000	1/09/08	Mining equipment

Tara Gold Resources Corp., the controlling shareholder of Tara Minerals, is also engaged in the exploration and development of mining properties in Mexico.  Tara Gold Resources will have the first right to acquire any gold or silver mining prospects.  Tara Minerals will have the first right to acquire any mining prospect which may be productive of metals other than gold or silver.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of January 15, 2008, those persons owning beneficially 5% or more of Tara Minerals’ common stock, the number and percentage of outstanding shares owned by each director and officer of Tara Minerals and by all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares (1)	Percent of Class

Francis Richard Biscan, Jr. (2)	750,000	2%
2162 Acorn Court
Wheaton, IL 60187

Clifford A. Brown (2)	250,000	0.6%
313 Arbor Avenue
West Chicago, IL 60185

Tara Gold Resources Corp. (2)	30,000,000	79%
2162 Acorn Court
Wheaton, IL 60187

All officers and directors as a group (2 persons)	1,000,000	2.6%

(1)

Includes shares issuable upon the exercise of options held by the following persons:

Shares Issuable Upon

Name

  Exercise of Options

Francis Richard Biscan, Jr.

750,000

Clifford A. Brown

250,000

(2)

Francis Richard Biscan, Jr., and Clifford A. Brown control Tara Gold Resources Corp.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following table lists all shares of Tara Minerals’ common stock, which have been sold as of January 15, 2008.

	Number
Shareholder	of Shares	Date	Consideration

Tara Gold Resources Corp.	30,000,000	5/25/06	$300
Qualico Capital Corp	1,500,000	1/30/07	Investor relations services
Private Investors	5,081,000	12/06 to 2/07	$0.50 per share
Northern Development Ltd	1,200,000	1/09/08	Mining equipment

Tara Gold Resources Corp., the controlling shareholder of Tara Minerals, is also engaged in the exploration and development of mining properties in Mexico.  Tara Gold Resources will have the first right to acquire any gold or silver mining prospects.  Tara Minerals will have the first right to acquire any mining prospect which may be productive of metals other than gold or silver.

ITEM 13.  EXHIBITS

Exhibit

Number

Exhibit Name

3.1

Articles of Incorporation

*

3.2

Bylaws

*

4.1

Incentive Stock Option Plan

*

4.2

Non-Qualified Stock Option Plan

*

4.3

Stock Bonus Plan

*

10.1

Acquisition Agreement – Pilar de Mocoribo property

*

10.2

Acquisition Agreement – Don Ramon property

*

10.3

Acquisition Agreement – Las Nuvias property

*

10.4

Consulting Agreement with Qualico Capital

*

10.5

Assignments of mining properties

*

10.6

Equipment Purchase Agreement, dated October 3, 2007

**

21

Subsidiaries

*

31.1

Rule 13a-14(a) Certifications

**

31.2

Rule 13a-14(a) Certifications

**

32

Section 1350 Certifications

**

  *

Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2 (File #333-143512)

**

Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Mendoza Berger & Company, LLP. audited Tara Mineral’s financial statements for the years ended October 31, 2007 and 2006.  The following table shows the aggregate fees billed to Tara Minerals during the years ended October 31, 2007 and 2006 by Mendoza Berger.

	2007	2006
Audit Fees	$ 72,750	$ 2,878
Audit-Related Fees	$ 0	$ 0
Financial Information Systems	$ 0	$ 0
Design and Implementation Fees	$ 0	$ 0
Tax Fees	$ 275	$ 0
All Other Fees	$ 0	$ 0

Audit fees represent amounts billed for professional services rendered for the audit of Tara Mineral’s annual financial statements and the review of Tara Gold’s interim financial statements.  Before Mendoza Berger was engaged by Tara Gold to render these services, the engagement was approved by Tara Mineral’s Directors.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE YEAR ENDED OCTOBER 31, 2007,

THE PERIOD ENDED OCTOBER 31, 2006

And

THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH OCTOBER 31, 2007

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder

of Tara Minerals Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of Tara Minerals Corp. (a Nevada corporation) as of October 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended October 31, 2007, from the period from Inception (May 12, 2006) through October 31, 2006, and for the period from Inception (May 12, 2006) through October 31, 2007.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tara Minerals Corp as of October 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended October 31, 2007, the period from Inception (May 12, 2006) through October 31, 2006, and for the period from Inception (May 12, 2006) through October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company LLP

Irvine, California

December 28, 2007

TARA MINERALS CORP.AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
Assets	2007	2006
Current assets:
Cash and cash equivalents	$ 953,321	$ -
Recoverable value added taxes	278,030	-
Other receivables	4,894	-
Due from related parties, net	411,590	-
Prepaid assets	6,903	-
Total current assets	1,654,738	-

Construction in Progress	9,480	-
Land	19,590	-
Property, equipment and mine development, net of accumulated depreciation of $16,782 and $0 at October 31, 2007 and 2006, respectively	1,540,271	-
Total assets	$ 3,224,079	$ -

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$ 5,854	$ -
Accrued expenses	9,500	-
Due to related parties, current portion	502,060	-
Total current liabilities	517,414	-

Due to related parties, non-current portion	461,400	-
Total liabilities	978,814	-

Minority Interest	-	-
Commitments and contingencies	-	-

Stockholders’ equity:
Common stock: $.001 par value; authorized 75,000,000 shares; issued and outstanding: 36,581,000 and 30,000,000 shares at October 31, 2007 and 2006, respectively	36,581	30,000
Additional paid-in capital	4,418,092	(30,000)
Deficit accumulated during exploration stage	(2,220,782)	-
Other comprehensive income	11,374	-
Total stockholders’ equity	2,245,265	-
Total liabilities and stockholders’ equity	$ 3,224,079	$ -

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP.AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

		From	From
	For the	Inception	Inception
	Year ended	May 12. 2006 to	May 12, 2006 to
	October 31,	October 31,	October 31,
	2007	2006	2007

Mining revenues:	$ -	$ -	$ -

Cost of revenue:
Exploration expenses	124,170	-	124,170

Operating, general, and administrative expenses:
Other operating, general, and administrative expenses	2,121,106	-	2,121,106
Total operating, general, and administrative expenses	2,121,106	-	2,121,106

Net operating loss	(2,245,276)	-	(2,245,276)

Non-operating (income) expense:
Interest (income)	(24,813)	-	(24,813)
Other (income)	(12)	-	(12)
Interest expense	336	-	336
	(24,489)	-	(24,489)

Minority interest	(5)	-	(5)

Net loss	(2,220,782)	-	(2,220,782)

Other comprehensive income:
Foreign currency translation	11,374	-	11,374
Comprehensive loss	$ (2,209,408)	$ -	$ (2,209,408)

Net loss per share, basic and diluted	$ (0.07)	$ -

Weighted average number of shares	30,896,356	30,000,000

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP.AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED Statement of stockholders’ EQUITY

(Unaudited)

				Other	Accumulated
	Common Stock		Additional	Comprehensive	Deficit During
	Shares	Amount	Paid In Capital	Income	Exploration Stage	Total

Balance at inception (May 12, 2006 )	-	$ -	$ -	$ -	$ -	$ -

Founders shares, issued October 31, 2006	30,000,000	30,000	(30,000)	-	-	-

Net income	-	-	-	-	-	-

Balance at October 31, 2006	30,000,000	30,000	(30,000)	-	-	-

Common stock sold for cash	5,081,000	5,081	2,535,419	-	-	2,540,500

Common stock issued for services	1,500,000	1,500	748,500	-	-	750,000

Stock based compensation (stock options)	-	-	1,164,173	-	-	1,164,173
Foreign currency translation	-	-	-	11,374	-	11,374
Net loss	-	-	-	-	(2,220,782)	(2,220,782)

Balance at October 31, 2007	36,581,000	$ 36,581	$ 4,418,092	$ 11,374	$ (2,220,782)	$ 2,245,265

See Accompanying Notes to these Financial Statements

TARA MINERALS CORP.AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		From Inception	From Inception
	For the Year ended October 31,	May 12, 2006 through October 31,	May 12, 2006 through October 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$ (2,220,782)	$ -	$ (2,220,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,782	-	16,782
Stock based compensation	1,164,173	-	1,164,173
Common stock paid for services	750,000	-	750,000
Changes in assets and liabilities:
Minority interest	5	-	5
(Increase) in recoverable value added taxes	(71,815)	-	(71,815)
(Increase) in other receivables	(4,894)	-	(4,894)
(Increase) in prepaid expenses	(6,903)	-	(6,903)
Increase in accounts payable	5,854	-	5,854
Increase in accrued expenses	9,500	-	9,500

Net cash used in operating activities	(358,080)	-	(358,080)

Cash flows from investing activities:
Acquisition of land	(19,590)	-	(19,590)
Payments made for construction in progress	(9,480)	-	(9,480)
Acquisition of machinery	(8,282)	-	(8,282)

Net cash used in investing activities	(37,352)	-	(37,352)

Cash flows from financing activities:
Cash from the sale of common stock	2,540,500	-	2,540,500
Payments toward equipment financing	(160,026)	-	(160,026)
Change in due to/from related parties, net	(1,043,090)	-	(1,043,090)
Minority interest in net assets of subsidiary	(5)	-	(5)

Net cash provided by financing activities	1,337,379	-	1,337,379

Effect of exchange rate changes on cash	11,374	-	11,374

Cash and cash equivalents:
Net increase (decrease)	953,321	-	953,321
Beginning of period	-	-	-

End of period	$ 953,321	$ -	$ 953,321

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP.AND SUBSIDIARY

(A   Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(CONTINUED)

		From Inception	From Inception
	For the Year ended October 31,	May 12, 2006 through October 31,	May 12, 2006 through October 31,
	2007	2006	2007
SUPPLEMENT DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

NON-CASH TRANSACTIONS
Acquisition of property and equipment through debt	$ 167,072	$ -	$ 167,072
Purchase of mining concession paid by debt to related party plus capitalized interest	$ 1,381,700	$ -	$ 1,381,700
Recoverable value-added taxes incurred through additional debt and due to related party	$ 206,215	$ -	$ 206,215
Stock-based compensation	$ 1,164,173	$ -	$ 1,164,173

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORPORATION

(a Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Note 1.

Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation:

Tara Minerals Corp. (the “Company”) was organized May 12, 2006 under the laws of the State of Nevada. The Company currently is engaged in the acquisition, exploration and development of mineral resource properties in Mexico.  The Company owns 99.9% of common stock of American Metal Mining, S.A. de C.V. (the “subsidiary”), which was established in December 2006 and operates in México. The Company currently has no revenue-producing operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered an Exploration Stage Company.

The Company uses an October 31 year end while its subsidiary uses a December 31 year end. These differences are accounted for and reconciled in consolidation.

Tara Minerals Corp. is also the wholly-owned subsidiary of Tara Gold Resources Corp., a publicly traded company listed on the pink sheets of the U.S. public securities market.

The consolidated financial statements include the financial statements of the Company and its 99.9% owned subsidiary. All amounts are in U.S. dollars unless otherwise indicated. All significant inter-company balances and transactions have been eliminated in consolidation.

The subsidiary’s functional currency is the Mexican Peso. As a result, the financial statements of the subsidiary have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for non-monetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with non-monetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement loss is recorded to other comprehensive income.

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the year ended October 31, 2007 (Mexican peso per one U.S. dollar). There were no foreign currency transactions for the year ended October 31, 2006.

	October 31, 2007
Current exchange rate	Ps.	10.7198
Weighted average exchange rate for the period ended	Ps.	10.9300

Other comprehensive income for the years ended October 31, 2007 and 2006 is $11,374 and $0, respectively.

TARA MINERALS CORPORATION

(a Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

A summary of the Company’s significant accounting policies is as follows:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of October 31, 2007 or October 31, 2006.

Property and Equipment and Mining Concessions

Mining concessions and acquisitions, exploration and development costs relating to mineral properties will be deferred until the properties are brought into production, at which time they will be amortized on the unit of production method based on estimated recoverable reserves. If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mineral properties and the related deferred costs are recorded do not necessarily reflect present or future values.

The recoverability of the book value of each property will be assessed annually for indicators of impairment such as adverse changes to any of the following:

• estimated recoverable ounces of gold, silver or other precious minerals

• estimated future commodity prices

• estimated expected future operating costs, capital expenditures and reclamation expenditures

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually.  As of the date of this filing no events have occurred that would require write-down of any assets.

Certain mining plant and equipment included in mine development and infrastructure will be depreciated on a straight-line basis over their estimated useful lives from 3 – 7 years.

Other non-mining assets will be recorded at cost and depreciated on a straight-line basis over their estimated useful lives from 3 – 7 years.

The carrying amounts of the group’s assets will be reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of October 31, 2007 no indications of impairment existed.

TARA MINERALS CORPORATION

(a Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Revenue recognition

Revenue from the sale of bullion, concentrate and industrial metals will be recognized when ownership passes to the purchaser at which time the following conditions are met:

i)

persuasive evidence that an agreement exists.

ii)

the risks and rewards of ownership pass to the purchaser including delivery of the product.

iii)

the selling price is fixed and determinable.

iv)

collectivity is reasonably assured.

Reclamation and remediation costs (asset retirement obligations)

In August 2001, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted January 1, 2004. Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimates present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs.

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.  There were no reclamation and remediation costs accrued as of October 31, 2007 or October 31, 2006.

Exploration expenses

Exploration costs not directly associated with proving reserves on our mining concessions are charged to operations as incurred.

Stock-based compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), on May 12, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

TARA MINERALS CORPORATION

(a Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions.  FIN 48 becomes effective for the Company on January 1, 2007.  The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding since inception.  As of October 31, 2007 and October 31, 2006 the Company had no potentially dilutive common shares.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations (revised 2007)” (“SFAS No. 141 (R)”). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

TARA MINERALS CORPORATION

(a Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Note 2.

Property, equipment and mine development

	October 31, 2007	October 31, 2006

Land	$ 19,590	$ -
Mining concessions:
Pilar (a)	$ 759,960	$ -
Don Ramon (b)	521,739	-
Las Nuvias (c )	100,000	-
Mining concession	1,381,699	-

Machinery and equipment	175,354	-
	1,557,053	-
Less – accumulated depreciation	(16,782)	-
	$ 1,540,271	$ -

a.

In September 2006 another subsidiary of Tara Gold Resources Corp., the Company’s parent, acquired the Pilar de Mocribo Prospect (Pilar) from an unrelated third party for $800,000 plus $120,000 of value added tax.  This property was then assigned to the Company in January 2007.  The Company is required to repay the other subsidiary of its parent for this mining concession as follows (including the applicable value added tax):

Fiscal Year
2007	$ -
2008	322,000
2009	471,500
$ 793,500

In accordance with Accounting Principles Board Opinion 21 “Interest on Receivables and Payables” (“APB21”), the future payments of the total payment amount of $800,000 has been discounted using the incremental borrowing rate of 5.01%. As of October 31, 2007, the present value of future payments is as follows:

	Debt	IVAT	Total
Total Debt	$ 690,000	$ 103,500	$ 793,500
Imputed interest	(40,039)	-	(40,039)
Present value of future payments	649,961	103,500	753,461
Less: current portion	(250,061)	(42,000)	(292,061)
	$ 399,900	$ 61,500	$ 461,400

b.   On January 8, 2007 the Company amended its October 2006 agreement to acquire the Don Ramon Prospect (Don Ramon) from an unrelated third party for $521,739 plus $78,261 of value added tax.  The purchase price was paid in full in January 2007.  This property was assigned to the Company in January 2007 by the Company’s parent. In October 2007, the Company purchased five hectares of land adjacent to the Don Ramon property to build a mill, equipment yard, and campsite for construction and mining. Construction activities on this land began in late October.

TARA MINERALS CORPORATION

(a Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

c.

On January 8, 2007 the Company amended its October 2006 agreement to acquire the Las Nuvias Prospect (Las Nuvias) for $100,000 plus $15,000 of value added tax from an unrelated third party.  The purchase price was paid in full in January 2007.  This property was assigned to the Company in January 2007 by the Company’s parent.

Note 3.

Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period. The total net operating loss to be carried forward at October 31, 2007 is $759,810.

The components of the Company’s deferred tax asset as of October 31, 2007 and October 31, 2006 are as follows:

	2007	2006
Net operating loss carry forward	$ 760,000	$ -
Valuation allowance	(760,000)	-
Net deferred tax asset	$ -	$ -

A reconciliation of the statutory income taxes rates and the effective rate is as follows:

	2007	2006
Tax at statutory rate (blended US and MX)	34%	34%
Valuation allowance	(34%)	(34%)
	-	-

The net federal operating loss carry forward will expire in 2026.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381 or certain ownership changes, as defined in IRC Section 382.

Note 4.

Related Party Transactions

The Company is a subsidiary of Tara Gold Resources Corp.  As of April 30, 2007 another subsidiary of Tara Gold Resources Corp., Corporacion Amermin, S.A. de C.V. (“Amermin”), made the arrangements to purchase all properties listed in Note 2.  These properties were assigned to the Company’s subsidiary American Metal Mining, S.A. de C.V (“American Metal Mining”) as of January 2007.  American Metal Mining will make payments to Amermin and Amermin will make payments related to the original purchase agreement for the Pilar mining concession described in note 2a above.  Due to related parties, both current and non-current portions for Pilar, is $793,500 as of October 31, 2007.

In January 2007, Amermin paid the entire balance of Don Ramon and Las Nuvias concessions described in notes 2b and 2c above.  Per the assignment agreement, transferring the property to American Metal Mining, the Company will make payments to Amermin to repay for the amounts paid plus related IVAT.  As of October 31, 2007 the Company owed Amermin $210,000, which is included in the Due to related parties, current portion.

TARA MINERALS CORPORATION

(a Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

As of October 31, 2007, the Company lent $411,590 in cash to related parties in the form of short-term loans. The receivables, denoted as due from related parties on the balance sheet, accrue no interest and are payable on November 30, 2007. As of December 1, 2007, the loans were modified to include an extension for repayment for an additional six-months and an annual interest rate of 6.5%.  As of November 30, 2007, approximately $1,900 has been repaid.

There were no related party transactions as of October 31, 2006.

An officer of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  American Metal Mining shares office space with Amermin in Mexico at no charge.  These costs are also immaterial.

Note 5.

  Commitments and Contingencies.

In October of 2007, the Company entered into an agreement with an independent third party to purchase construction equipment for the development and operation of the Don Ramon Property. Pursuant to this agreement, the Company will issue 1,200,000 shares of common stock at a fair value of $600,000. As of October 31, 2007, no shares have been issued. The Company will issue these shares when all equipment is delivered and received.

Note 6.

  Stockholders’ Equity

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001. On October 31, 2006 the Company issued 30,000,000 shares of its $0.001 par value common stock as Founders’ shares to its parent company.

On November 28, 2006, the Company authorized a private placement of its common stock of up to 6,000,000 shares of stock at $0.50 per share for a total of $3,000,000.  The shares of common stock are restricted under Rule 144 and have not been registered with the Securities and Exchange Commission.  The Company collected $2,540,500 in Share Stock Subscribed representing 5,081,200 common shares.

In January 2007, the Company signed a marketing agreement with an independent third party with compensation of 1,500,000 common shares valued at $0.50 per share.  On October 31, 2007, these shares were issued for a total value of $750,000.

In February 2007, the Company issued stock options to the officers of the Company.  See footnote 7.

In October 2007, the Company entered into an agreement with an independent third party to purchase equipment in exchange for stock. The shares have not been issued as of October 31, 2007. See footnote 5.

TARA MINERALS CORPORATION

(a Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Note 7.

Stock Compensation

On February 1, 2007, the Company adopted the following stock option plans:

•

Incentive Stock Option Plan

•

Nonqualified Stock Option Plan

•

Stock Bonus Plan

The Company’s 2007 stock option plans, which are shareholder approved, permit the grant of share options and shares to its officers for up to 1,000,000 shares of common stock with an exercise price of $.05 to two of the Company’s officers for compensation which expire February 1, 2010.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company’s traded common stock. The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.

2007
Expected volatility	163.90%
Weighted-average volatility	163.90%
Expected dividends	0
Expected term (in years)	2.7
Risk-free rate	4.92%

A summary of option activity under the Plan as of October 31, 2007, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2006	-
Granted	1,000,000	$ 0.05
Exercised	-	-
Forfeited or expired	-	-
Outstanding at October 31, 2007	1,000,000	$ 0.05	2.7	$ 1,164,173
Exercisable at October 31, 2007	1,000,000	$ 0.05	2.7	$ 1,164,173

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of January 2008.

TARA GOLD RESOURCES CORP.

By    /s/ Francis Richard Biscan, Jr.

Francis Richard Biscan, Jr., President

and Chief Executive Officer

By   /s/ Clifford A. Brown

Clifford A. Brown, Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Title

  Date

 /s/ Francis Richard Biscan, Jr.

Francis Richard Biscan, Jr.

Director

January 18, 2008

 /s/ Clifford A. Brown

Clifford A. Brown

Director

January 18, 2008