Form 10KSB/A
period 2007-10-31
Tara Minerals Corp.
filed 2008-01-28
CIK 1387054

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

NOTE:  This Annual Report on Form 10-KSB is being amended to correct a typographical error on the signature page.

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

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

ITEM 8A.

 CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., Tara Minerals’ Chief Executive Officer and Clifford A. Brown, Tara Minerals’ Principal Financial Officer, has evaluated the effectiveness of Tara Minerals’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion Tara Minerals’ disclosure controls and procedures are effective.  There were no changes in Tara Minerals’ internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, Tara Minerals’ internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of January 2008.

TARA MINERALS CORP.

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

January 28, 2008

 /s/ Clifford A. Brown

Clifford A. Brown

Director

January 28, 2008