Form 10QSB
period 2008-01-31
Tara Minerals Corp.
filed 2008-03-10
CIK 1387054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

OR

(  )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission File Number:    None

TARA MINERALS CORP.

Nevada	20-5000381
State or other jurisdiction of incorporation	(I.R.S.) Employer Identification No.

2162 Acorn Court

Wheaton, IL 60187

Address of principal executive offices

   (630) 462-2079

Registrant’s telephone number, including area code

N/A

Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

Yes ____X_____

No __________

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [  ]

Accelerated filer                  [  ]

Non-accelerated filer   [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act)

Yes ___________

No ___X_____

As of February 29, 2008 the Company had 37,781,200 outstanding shares of common stock.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources, Corp.)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE THREE MONTHS ENDED JANUARY 31, 2008

AND JANUARY 31, 2007

And

THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH JANUARY 31, 2008

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources, Corp.)

(An Exploration Stage Company)

CONTENTS

FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations and Comprehensive Loss	5

Condensed Consolidated Statements of Cash Flows	6

Notes to the Consolidated Financial Statements	8 - 11

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources, Corp.)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$393,079	$953,321
Recoverable value added taxes	312,438	278,030
Other receivables	4,841	4,894
Due from related parties	392,872	411,590
Prepaid assets	12,772	6,903

Total current assets	1,116,002	1,654,738

Construction in Progress	208,568	9,480
Land	19,590	19,590
Property, equipment and mine development, net of accumulated depreciation of $21,848 and $16,782 at January 31, 2008 and
October 31, 2007, respectively	2,166,450	1,540,271

Total assets	$3,510,610	$3,224,079

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,854	$5,854
Accrued expenses	11,135	9,500
Due to related parties, current portion	836,126	502,060

Total current liabilities	853,115	517,414

Due to related parties, non-current portion	-	461,400

Total liabilities	853,115	978,814

Commitment and contingencies	-	-

Minority interest	-	-

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value; authorized 75,000,000 shares;
issued and outstanding: 37,781,200 and 36,581,000 shares at
January 31, 2008 and October 31, 2007, respectively	37,781	36,581
Additional paid-in capital	5,016,892	4,418,092
Accumulated deficit during exploration stage	(2,405,454)	(2,220,782)
Other comprehensive income	8,276	11,374

Total stockholders’ equity	2,657,495	2,245,265

Total liabilities and Stockholders’ equity	$3,510,610	$3,224,079

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources, Corp.)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND

COMPREHENSIVE LOSS

			From inception
	Three mos.	Three mos.	(May 12, 2006)
	Ended	Ended	through
	January 31, 2008	January 31, 2007	January 31, 2008

Mining revenues	$-	$-	$-

Cost of Revenue	33,686	56,396	157,856
Exploration expenses

Operating, general, and administrative expenses:
Other operating, general and administrative expenses	174,172	43,274	2,295,278
Total operating, general, and administrative expenses	174,172	43,274	2,295,278

Net operating loss	(207,858)	(99,670)	(2,453,134)

Non-operating (income) expense:
Interest (income)	(12,945)	(4,468)	(37,758)
Other income	(10,452)	-	(10,464)
Interest expense	211	159	547
	(23,186)	(4,309)	(47,675)

Minority Interest	-	-	(5)

Net loss	(184,672)	(95,361)	(2,405,454)

Other comprehensive income (loss):
Foreign currency translation	(3,099)	(5,415)	8,276

Comprehensive loss	$(187,771)	$(100,776)	$(2,397,178)

Net loss per share, basic and dilutive	$(0.01)	$(0.00)

Average number of shares of common
stock outstanding, basic	36,854,913	30,000,000

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources, Corp.)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From inception
	Three mos.	Three mos.	(May 12, 2006)
	Ended	Ended	through
	January 31, 2008	January 31,2007	January 31, 2008

Cash Flows From Operating Activities:
Net (loss)	$(184,672)	$(95,361)	$(2,405,454)
Depreciation expense	5,066	3,448	21,848
Stock based compensation	-	-	1,164,173
Common stock issued for services	-	-	750,000
Minority Interest	-	-	5
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in assets and liabilities
(Increase) in recoverable value added taxes	(34,408)	(86,337)	(106,223)
(Increase) decrease in other receivables	53	-	(4,841)
(Increase) in prepaid expenses	(5,869)	(4,783)	(12,772)
Increase (decrease) in accounts payable	-	-	5,854
Increase (decrease) in accrued expenses	1,638	5,986	11,135

Net cash used in operating activities	(218,192)	(177,047)	(576,275)

Cash Flows from Investing Activities:
Acquisition of land	-	-	(19,590)
Purchase of mining concession	(16,416)	-	(40,653)
Payments made for construction in progress	(199,088)	-	(208,568)
Acquisition of machinery	(14,829)	-	(23,110)

Net cash (used in) investing activities	(230,333)	-	(291,921)

Cash Flows from Financing Activities:
Cash from the sale of common stock	-	2,417,100	2,540,500
Payments toward equipment financing	-	(549,372)	(160,026)
Change in due to/from related parties, net	(108,617)	(282,307)	(1,127,470)
Minority interest, net assets of subsidiary	-	(5)	(5)

Net cash (used in)/provided by financing activities	(108,617)	1,585,416	1,252,999

Effect of exchange rate on cash	(3,099)	(5,415)	8,276

Net increase (decrease) in cash	(560,241)	1,402,954	393,079

Cash, beginning of period	953,320	-	-

Cash, end of period	$393,079	$1,402,954	$393,079

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources, Corp.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(CONTINUED)

			From inception
	Three mos.	Three mos.	(May 12, 2006)
	Ended	Ended	through
	January 31, 2008	January 31,2007	January 31, 2008

Supplemental Information:
Interest paid	$16,626	$-	$16,626
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:
Acquisition of property and equipment through debt	$-	$167,072	$167,072

Purchase of mining concession paid by related party	$-	$1,357,463	$1.357.463

Purchase of mining equipment with common stock	$600,000	$-	$600,000

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A   Subsidiary of Tara Gold Resources, Corp.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1.

Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation:

The accompanying Condensed Consolidated Financial Statements of Tara Minerals Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at January 31, 2008 and October 31, 2007, the condensed consolidated results of its operations and cash flows for the three months ended January 31, 2008 and 2007. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Tara Minerals Corp. (the “Company”) was organized May 12, 2006 under the laws of the State of Nevada. The Company currently is engaged in the acquisition, exploration and development of mineral resource properties in Mexico.  The Company owns 99.9% of common stock of American Metal Mining, S.A. de C.V. (the “subsidiary”), which was established in December 2006 and operates in México.  All financial information in these financial statements is based in U.S. dollars. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered an Exploration Stage Company.

Tara Minerals Corp. is also the wholly-owned subsidiary of Tara Gold Resources, Corp., a public traded company on the pink sheets of the U.S. public securities market.

The consolidated financial statements include the financial statements of the Company and 99.9% owned subsidiary. All amounts are in U.S. dollars unless otherwise indicated. All significant intercompany balances and transactions have been eliminated in consolidation.

The subsidiary’s functional currency is the U.S. dollar. As a result, the financial statements of the subsidiary have been remeasured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting remeasurement loss is recorded in other comprehensive (loss) income.

The financial statements of the subsidiary should not be construed as representations that Mexican pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the three months ended January 31, 2008 (Mexican pesos per one U.S. dollar).

	January 31, 2008
Current exchange rate	Ps.	10.8374
Weighted average exchange rate for the three months ended	Ps.	10.9152

TARA MINERALS CORP.

(A Subsidiary of Tara Gold Resources, Corp.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 2.

Property, equipment and mine development

	January 31, 2008	October 31, 2007

Land	$ 19,590	$ 19,590
Mining concessions:
Pilar (a)	$ 776,377	$ 759,960
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Mining concession	1,398,116	1,381,699

Machinery and equipment	790,182	175,354
	2,188,298	1,557,053
Less – accumulated depreciation	(21,848)	(16,782)
	$ 2,166,450	$ 1,540,271

a.

In September 2006 another subsidiary of Tara Gold Resources, Corp., the Company’s parent, acquired the Pilar de Mocribo Prospect (Pilar) from an unrelated third party for $920,000 ($800,000 principle plus $120,000 value added tax (“IVAT”)).  This property was then assigned to the Company in January 2007.  The Company is required to repay the other subsidiary of its parent for this mining concession as follows (including the applicable value added tax):

2008

$   626,126

In accordance with Accounting Principles Board Opinion 21, “Interest on Receivables and Payables” (APB 21), the future payments of the total payment amount of $800,000 has been discounted using the incremental borrowing rate of 5.01%. As of January 31, 2008, the present value of future payments is as follows:

	Debt	IVAT	Total
Future payments	$ 565,000	$ 84,750	$ 649,750
Imputed interest	(23,624)	-	(23,624)
Present value of current debt	$ 541,376	$ 84,750	$ 626,126

TARA MINERALS CORP.

(A Subsidiary of Tara Gold Resources, Corp.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 3.

Stockholders’ Equity

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001. The only stock transaction that occurred in fiscal year 2008 was the issuance of 1,200,000 common shares for mining equipment valued at $600,000 or $0.50 per share.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding since inception.  As of January 31, 2008 and October 31, 2007 the Company had no potentially dilutive common shares.

Note 4.

Income Taxes

During the year ended October 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position,  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits.  No benefits of the tax position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.  Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more-likely-than-not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset as of January 31, 2008 and October 31, 2007 are as follows:

	2008	2007
Net operating loss carry forward	$ 815,800	$ 760,000
Valuation allowance	(815,800)	(760,000)
Net deferred tax asset	$ -	$ -

TARA MINERALS CORP.

(A Subsidiary of Tara Gold Resources, Corp.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

A reconciliation of the statutory income taxes rates and the effective rate is as follows:

	2008	2007
Tax at statutory rate (blended U.S. and MX)	34%	34%
Valuation allowance	(34%)	(34%)
	-	-

Upon adoption of FIN 48 as of November 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  These amounts consider the guidance in FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”.   The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States and certain foreign jurisdictions.  The Company is currently finalizing its year tax return for October 31, 2007.  These U. S. federal and foreign jurisdiction income tax returns for the years ended October 31, 2007 and 2006 are considered open tax years as of the date of these consolidated financial statements.  No tax returns are currently under examination by any tax authorities.

Note 5.

Related Party Transactions

The Company is a subsidiary of Tara Gold Resources, Corp.  As of April 30, 2007 another subsidiary of Tara Gold Resources, Corp., Corporacion Amermin, S.A. de C.V. (“Amermin”), made the arrangements to purchase all properties listed in Note 2.  These properties were assigned to the Company’s subsidiary American Metal Mining, S.A. de C.V (“American Metal Mining”) as of January 2007.  American Metal Mining will make payments to Amermin and Amermin will make payments related to the original purchase agreement for the Pilar mining concession described in Note 2a above.  Due to related parties, current for Pilar is $626,126 as of January 31, 2008.

In January 2007, Amermin paid the entire balance of Don Roman and Las Nuvias concessions.  Per the assignment agreement, transferring the property to American Metal Mining, the Company will make payments to Amermin to repay for the amounts paid plus related IVAT.  As of January 31, 2008 the Company owed Amermin $210,000, which is included in the Due to related parties, current portion.

As of January 31, 2008, the Company lent $392,872 in cash to related parties in the form of short-term loans. The receivables, denoted as due from related parties on the balance sheet, accrue at an annual interest rate of 6.5% and are payable on May 2008.

An officer of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  American Metal Mining shares office space with Amermin in Mexico at no charge.  These costs are also immaterial.

ITEM 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Tara Minerals was incorporated on May 12, 2006 and is involved in the exploration and development of mining properties which may have various industrial metals including silver, copper, lead, and zinc.  Tara Minerals is in the exploration stage

Between December 2006 and February 2007 Tara Minerals raised $2,540,000 from the sale of 5,081,000 shares of its common stock to private investors.

In January 2008 Tara Minerals issued 1,200,000 shares of its common stock valued at $600,000 to an unrelated third party for mining equipment.

As of February 29, 2008 Tara Minerals had a 100% interest in the three mining properties listed below.  Although Tara Minerals believes that each of these properties has deposits of silver, copper, lead or zinc, the properties are in the exploratory state, do not have any known reserves, and may never produce any of these metals in commercial quantities.

All of Tara Minerals’ properties are located approximately 25 kilometers from the town of Choix, Sinaloa State, Mexico.

In Mexico, land size is denominated in hectares and weight is denominated in tonnes.  One hectare is equal to approximately 2.47 acres and one tonne is equal to 2,200 pounds.

Pilar de Mocoribo Prospect

The Pilar de Mocoribo prospect is 1,260 hectares in size.  Preliminary evaluation of the property has identified a series of parallel NE trending mineralized structures that can be traced for more than 300 meters.  These mineralized structures lie within a complex suite of volcanic-granitic and sedimentary (carbonate) rocks.  As of February 29, 2008 a preliminary rock-chip sampling program, at a cost of approximately $9,000 has been completed on the property.

Don Roman and Lourdes Concession

The Don Roman and Lourdes concession is 331 hectares in size.  Preliminary evaluation of the property has identified an abandoned mine and extensive sulfide mineralization within a complex suite of volcanic-granitic and sedimentary rocks.    Detailed surface sampling and road construction have been completed a cost of approximately $172,000.

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

Las Nuvias Concession

The Las Nuvias prospect is 41 hectares in size.  Preliminary evaluation of the property has identified an abandoned prospect with historic vein-type mineralization occurring within an older complex suite of volcanic-granitic and sedimentary rocks.

As of February 29, 2008 a preliminary rock-chip sampling program, at a cost of approximately $9,000 has been completed on the property.  Since this property is directly south of the Don Roman and Lourdes concession, Tara Minerals plans to delay any further work on this property so that more resources can be devoted to the Don Roman and Lourdes concession.

Results of Operation

During the period from its incorporation through January 31, 2008 Tara Minerals did not generate any revenue and incurred $157,856 in exploration expenses and $2,295,278 in operating and general administration expenses.  Included in operating and general and administrative expenses are non-cash charges of $1,914,173 pertaining to the issuance of stock and options.

Liquidity and Capital Resources

Tara Minerals anticipates that its capital requirements during the year ending October 31, 2008 will be:

Exploration and Development – Pilar de Mocoribo property

$

75,000

Property payments and taxes – Pilar de Mocoribo property

322,000

Exploration and Development – Don Roman property

625,000

Exploration and Development – Las Nuvias property

            25,000

General and administrative expenses

     275,000

Total

$

1,322,000

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

Tara Minerals anticipates that it will need to hire 20 new employees during the twelve-month period ending October 31, 2008.

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

See Note 1 to the financial statements included as part of this report for a description of Tara Minerals’ accounting policies.

ITEM 3. CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., Tara Minerals’ Principal Executive Officer and Clifford A. Brown, Tara Minerals’ Principal Financial Officer, have evaluated the effectiveness of Tara Minerals’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion Tara Minerals’ disclosure controls and procedures are effective.  There were no changes in Tara Minerals’ internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, Tara Minerals’ internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008 the Company issued 1,200,000 shares of its common stock to an unrelated third party for mining equipment.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares referred to in Note 7.

Item 6.

   Exhibits

(a)

Exhibits

Number

Exhibit

Rule 13a-14(a) Certifications

Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2008.

TARA MINERALS CORP.

By:   /s/ Francis Richard Biscan Jr.

 Francis Richard Biscan, Jr.,

President and Chief Executive Officer

By:   /s/ Clifford A. Brown

 Clifford A. Brown,

Principal Financial and Accounting Officer

15