Form 10-Q
period 2008-04-30
Tara Minerals Corp.
filed 2008-06-09
CIK 1387054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008.

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER   None

TARA MINERALS CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-5000381
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2162 Acorn Court
Wheaton, IL 60187	60187
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (630) 462-2079

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☑]

As of June 6, 2008, the Company had 38,614,334 outstanding shares common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources, Corp.)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$234,241	$953,321
Recoverable value added taxes	387,735	278,030
Other receivables	4,984	4,894
Due from related parties	409,505	411,590
Prepaid assets	-	6,903
Total current assets	1,036,465	1,654,738

Construction in Progress	594,640	9,480
Land	19,590	19,590
Property, equipment and mine development, net of accumulated depreciation of $26,946 and $16,782 at April 30, 2008 and
October 31, 2007, respectively	2,166,833	1,540,271
Mining deposits	135,073	-

Total assets	$3,952,601	$3,224,079

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$10,671	$5,854
Accrued expenses	12,561	9,500
Due to related parties, current portion	836,126	502,060
Total current liabilities	859,358	517,414

Due to related parties, non-current portion	-	461,400
Total liabilities	859,358	978,814

Commitment and contingencies	-	-

Minority interest	-	-

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value; authorized 75,000,000 shares;
issued and outstanding: 38,614,334 and 36,581,000 shares at
April 30, 2008 and October 31, 2007, respectively	38,614	36,581
Additional paid-in capital	5,516,059	4,418,092
Accumulated deficit during exploration stage	(2,497,513)	(2,220,782)
Other comprehensive income	36,083	11,374
Total stockholders’ equity	3,093,243	2,245,265

Total liabilities and stockholders’ equity	$3,952,601	$3,224,079

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources, Corp.)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND

COMPREHENSIVE LOSS

					From
					inception
	For the Three	For the Three	For the Six	For the Six	May 12,
	months ended	months ended	months ended	months ended	2006 to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Mining revenues:	$ -	$ -	$ -	$ -	$ -

Cost of revenue:
Exploration expenses	-	12,069	33,686	47,488	157,856

Operating, general, and administrative expenses:
Operating, general, and administrative expenses	104,765	1,199,761	268,493	1,264,012	2,389,599
Total operating, general, and administrative expenses	104,765	1,199,761	268,493	1,264,012	2,389,599

Net operating loss	(104,765)	(1,211,830)	(302,179)	(1,311,500)	(2,547,455)

Non-operating (income) expense:
Interest (income)	(12,674)	(8,784)	(25,619)	(13,252)	(50,432)
Other (income)	(186)	(12)	(194)	(12)	(206)
Interest expense	154	80	365	239	701
	(12,706)	(8,716)	(25,448)	(13,025)	(49,937)

Minority interest	-	5	-	5	5
Net loss	(92,059)	(1,203,109)	(276,731)	(1,298,470)	(2,497,513)

Other comprehensive income:
Foreign currency translation	27,807	12,103	24,709	6,688	36,083
Comprehensive loss	$ (64,252)	$ (1,191,006)	$ (252,022)	$ (1,291,782)	$ (2,461,430)

Net loss per share, basic and diluted	$ (0.00)	$ (0.04)	$ (0.01)	$ (0.04)

Weighted average number of shares of common
stock outstanding, basic and diluted	37,980,276	30,000,000	37,413,601	30,000,000

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources, Corp.)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From inception
	Six mos.	Six mos.	(May 12, 2006)
	Ended	Ended	through
	April 30, 2008	April 30,2007	April 30, 2008

Cash Flows From Operating Activities:
Net (loss)	$(276,731)	$(1,298,470)	$(2,497,513)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation expense	10,164	6,651	26,946
Stock based compensation	-	1,164,173	1,164,173
Common stock issued for services	-	-	750,000
Minority Interest		5	5
Changes in assets and liabilities
(Increase) in recoverable value added taxes	(109,705)	(52,513)	(181,520)
(Increase) in other receivables	(90)	-	(4,984)
(Increase) decrease in prepaid expenses	6,903	(4,800)	-
(Increase) in other assets	-	(5,220)	-
Increase in accounts payable	4,817	10,527	10,671
Increase in accrued expenses	3,062	-	12,562

Net cash used in operating activities	(361,580)	(179,647)	(719,660)

Cash Flows from Investing Activities:
Acquisition of land	-	-	(19,590)
Purchase of mining concession	(16,416)	-	(40,653)
Payments made for construction in progress	(585,160)	-	(594,640)
Acquisition of machinery	(20,310)	(8,282)	(28,591)
Payments toward mining deposit	(135,073)	-	(135,073)

Net cash used in investing activities	(756,959)	(8,282)	(818,547)

Cash Flows from Financing Activities:
Cash from the sale of common stock	500,000	2,540,600	3,040,500
Payments toward equipment financing	-	(135,008)	(160,026)
Change in due to/from related parties, net	(125,250)	(871,575)	(1,144,104)
Minority interest, net assets of subsidiary	-	(5)	(5)

Net cash provided by financing activities	374,750	1,534,012	1,736,365

Effect of exchange rate on cash	24,709	6,688	36,083

Net increase (decrease) in cash	(719,080)	1,352,771	234,241

Cash, beginning of period	953,321	-	-

Cash, end of period	$234,241	$1,352,771	$234,241

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources, Corp.)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

			From inception
	Six mos.	Six mos.	(May 12, 2006)
	Ended	Ended	Through
	April 30, 2008	April 30,2007	April 30, 2008

Supplemental Information:
Interest paid	$16,626	$-	$16,626
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:
Acquisition of property and equipment through debt	$-	$167,072	$167,072

Purchase of mining concession paid by to
related party debt	$-	$1,357,463	$1,357,463

Purchase of mining equipment with common stock	$600,000	$-	$600,000

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A   Subsidiary of Tara Gold Resources, Corp.)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at April 30, 2008 and October 31, 2007, the condensed consolidated statements of operations for the three and six months ended April 30, 2008 and 2007 and the condensed consolidated statement of cash flows for the six months ended April 30, 2008 and 2007. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Tara Minerals Corp. (the “Company”) was organized May 12, 2006 under the laws of the State of Nevada. The Company currently is engaged in the acquisition, exploration and development of mineral resource properties in Mexico.  The Company owns 99.9% of common stock of American Metal Mining, S.A. de C.V. (the “subsidiary”), which was established in December 2006 and operates in México.  All financial information in these financial statements is based in U.S. dollars. The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered an Exploration Stage Company.

The Company is a subsidiary of Tara Gold Resources, Corp.

The consolidated financial statements include the financial statements of the Company and 99.9% owned subsidiary. All amounts are in U.S. dollars unless otherwise indicated. All significant intercompany balances and transactions have been eliminated in consolidation.

The subsidiary’s functional currency is the U.S. dollar. As a result, the financial statements of the subsidiary have been remeasured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting remeasurement gain or loss is recorded in other comprehensive (loss) income.

The financial statements of the subsidiary should not be construed as representations that Mexican pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the six months ended April 30, 2008 (Mexican pesos per one U.S. dollar).

	April 30, 2008
Current exchange rate	Ps.	10.5272
Weighted average exchange rate for the six months ended	Ps.	10.7778

TARA MINERALS CORP.

(A Subsidiary of Tara Gold Resources, Corp.)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications and Adjustments

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.  Specifically, the Company has reclassified approximately $10,500 out of Other Income and into Operating, General and Administrative Expenses, relating to the reimbursement of freight costs for machinery currently in construction in progress.

Note 2.

Property, equipment and mine development

	April 30, 2008	October 31, 2007

Land	$ 19,590	$ 19,590
Mining concessions:
Pilar (a)	$ 776,377	$ 759,960
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Mining concession	1,398,116	1,381,699

Machinery and equipment	795,663	175,354
	2,193,779	1,557,053
Less – accumulated depreciation	(26,946)	(16,782)
	$ 2,166,833	$ 1,540,271

a.

In September 2006 another subsidiary of Tara Gold Resources, Corp., the Company’s parent, acquired the Pilar de Mocribo Prospect (“Pilar”) from an unrelated third party for $920,000 ($800,000 principle plus $120,000 value added tax (“IVAT”)).  This property was then assigned to the Company in January 2007.  The Company is required to repay the other subsidiary of its parent for this mining concession as follows (including the applicable value added tax):

2008

$   626,126

In accordance with Accounting Principles Board Opinion 21, “Interest on Receivables and Payables” (APB 21), the future payments of the total payment amount of $800,000 has been discounted using the incremental borrowing rate of 5.01%. As of April 30, 2008, the present value of future payments is as follows:

	Debt	IVAT	Total
Future payments	$ 565,000	$ 84,750	$ 649,750
Imputed interest	(23,624)	-	(23,624)
Present value of current debt	$ 541,376	$ 84,750	$ 626,126

TARA MINERALS CORP.

(A Subsidiary of Tara Gold Resources, Corp.)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.

Stockholders’ Equity

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001. In 2008 the Company issued of 1,200,000 common shares for mining equipment valued at $600,000 or $0.50 per share and 833,134 common shares for $500,000 or $0.60 per share.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding since inception.  As of April 30, 2008 and October 31, 2007 the Company had no potentially dilutive common shares.

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

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses since inception. The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more-likely-than-not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset as of April 30, 2008 and October 31, 2007 are as follows:

	2008	2007
Net operating loss carry forward	$ 847,800	$ 760,000
Valuation allowance	(847,800)	(760,000)
Net deferred tax asset	$ -	$ -

TARA MINERALS CORP.

(A Subsidiary of Tara Gold Resources, Corp.)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States and certain foreign jurisdictions.  The Company is currently finalizing its year end tax return for October 31, 2007.  These U. S. federal and foreign jurisdiction income tax returns for the years ended October 31, 2007 and 2006 are considered open tax years as of the date of these condensed consolidated financial statements.  No income tax returns are currently under examination by any tax authorities.

Note 5.

Mining Deposits

As of April 30, 2008, the Company paid $135,073 toward the involvement in a mining project.  As of June 6, 2008 the formal agreement relating to the mining project has not been executed and both the Company and the third party are in negotiations to finalize the agreement.

Note 6.

Related Party Transactions

The Company is a subsidiary of Tara Gold Resources, Corp.  As of April 30, 2007 another subsidiary of Tara Gold Resources, Corp., Corporacion Amermin, S.A. de C.V. (“Amermin”), made the arrangements to purchase the Pilar, Don Ramon and Las Nuvias properties listed in Note 2.  These properties were assigned to the Company’s subsidiary American Metal Mining, S.A. de C.V (“American Metal Mining”) as of January 2007.  American Metal Mining will make payments to Amermin and Amermin will make payments related to the original purchase agreement for the Pilar mining concession described in Note 2a above.  Due to related parties, current for Pilar is $626,126 as of April 30, 2008.

In January 2007, Amermin paid the entire balance of Don Roman and Las Nuvias concessions.  Per the assignment agreement, transferring the property to American Metal Mining, the Company will make payments to Amermin to repay for the amounts paid plus related IVAT.  As of April 30, 2008 the Company owed Amermin $210,000, which is included in the Due to Related Parties, current portion.

As of April 30, 2008, the Company lent $409,505 in cash to related parties in the form of short-term loans. The receivables, denoted as due from related parties on the balance sheet, accrue at an annual interest rate of 6.5% and are payable in May 2008.

An officer of the Company provides office space and administrative services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  American Metal Mining shares office space with Amermin in Mexico at no charge.  These costs are also immaterial.

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

In April 2008 Tara Minerals sold 833,134 shares of its common stock for cash of $500,000 to unrelated third parties.

As of June 6, 2008 Tara Minerals had a 100% interest in the Pilar de Mocoribo, Don Roman and Lourdes, and Las Nuvias mining properties listed below.  Although Tara Minerals believes that each of these properties has deposits of silver, copper, lead or zinc, the properties are in the exploratory state, do not have any known reserves, and may never produce any of these metals in commercial quantities.

All of Tara Minerals’ properties are located approximately 25 kilometers from the town of Choix, Sinaloa State, Mexico.

In Mexico, land size is denominated in hectares and weight is denominated in tonnes.  One hectare is equal to approximately 2.47 acres and one tonne is equal to 2,200 pounds.

Pilar de Mocoribo Prospect

The Pilar de Mocoribo prospect is 1,260 hectares in size.  Preliminary evaluation of the property has identified a series of parallel NE trending mineralized structures that can be traced for more than 300 meters.  These mineralized structures lie within a complex suite of volcanic-granitic and sedimentary (carbonate) rocks.  As of June 6, 2008 a preliminary rock-chip sampling program, at a cost of approximately $9,000 has been completed on the property.  Tara Minerals plans to delay any major work on this property so that more resources can be devoted to the Don Roman and Lourdes concession.

Don Roman and Lourdes Concession

The Don Roman and Lourdes concession is 331 hectares in size.  Preliminary evaluation of the property has identified an abandoned mine and extensive sulfide mineralization within a complex suite of volcanic-granitic and sedimentary rocks.    Detailed surface sampling and road construction have been completed at cost of approximately $172,000.

Permits needed to move towards active mining, assessing exploitation options, and costs associated with the design of various mining and recovery systems have been obtained.  Mining and processing equipment have been purchased and the plant, which will be capable of processing a minimum of 200 tonnes per day, is nearing completion.  Water rights for the property have been acquired and a well to supply water to the plant is nearing completion.  High voltage electrical service has been supplied to an electrical substation which will supply power to operate the Plant.  Plant completion and initial production is scheduled for the third quarter of 2008.

Las Nuvias Concession

The Las Nuvias prospect is 41 hectares in size.  Preliminary evaluation of the property has identified an abandoned prospect with historic vein-type mineralization occurring within an older complex suite of volcanic-granitic and sedimentary rocks.

As of June 6, 2008 a preliminary rock-chip sampling program, at a cost of approximately $9,000 has been completed on the property.  Since this property is directly south of the Don Roman and Lourdes concession, Tara Minerals plans to delay any major work on this property so that more resources can be devoted to the Don Roman and Lourdes concession.

Results of Operation

During the period from its incorporation through April 30, 2008 Tara Minerals did not generate any revenue and incurred $155,947 in exploration expenses and $2,391,508 in operating and general administration expenses.  Included in operating and general and administrative expenses are non-cash charges of $1,164,173 pertaining to the issuance of stock options.

Liquidity and Capital Resources

Tara Minerals’ anticipated that its capital requirements during the year ending October 31, 2008 are shown below.  The anticipated capital requirements do not include any amounts which Tara Minerals will be required to spend if it acquires the any other potential properties or investments in any other potential projects:

Exploration and Development – Pilar de Mocoribo property

$

10,000

Property payments and taxes – Pilar de Mocoribo property

322,000

Exploration and Development – Don Roman property

1,250,000

Exploration and Development – Las Nuvias property

            10,000

General and administrative expenses

     275,000

Total

$

  1,867,000

Tara Minerals believes that its cash on hand will satisfy its working capital needs until the start of production of Don Ramon begins in the third quarter.   After that time, Tara Minerals will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4T.   CONTROLS AND PROCEDURES

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

ITEM 1.      LEGAL PROCEEDINGS

None

ITEM 1A.    RISK FACTORS

N/A

ITEM 2.       UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008 the Company issued 1,200,000 shares of its common stock to an unrelated third party for mining equipment.

In April 2008 the Company sold 833,334 shares of its common stock to a group of private investors for $500,000 cash.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares referred to above.

ITEM 3.      DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

(a)

Exhibits

Number

Exhibit

Rule 13a-14(a) Certifications

Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 6, 2008.

TARA MINERALS CORP.

By:   /s/ Francis Richard Biscan Jr.

 Francis Richard Biscan, Jr.,

President and Chief Executive Officer

By:   /s/ Clifford A. Brown

 Clifford A. Brown,

Principal Financial and Accounting Officer

14