Form 10-Q
period 2008-07-31
Tara Minerals Corp.
filed 2008-09-10
CIK 1387054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008.

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER   None

TARA MINERALS CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-5000381
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2162 Acorn Court
Wheaton, IL 60189	60189
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☑

As of September 5, 2008, the Company had 37,350,167 outstanding shares common stock.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE THREE MONTHS AND NINE MONTHS ENDED

JULY 31, 2008 AND JULY 31, 2007

And

THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH JULY 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$97,922	$953,321
Recoverable value added taxes	434,203	278,030
Other receivables	5,229	4,894
Due from related parties	425,939	411,590
Prepaid assets	192	6,903
Total current assets	963,485	1,654,738

Construction in Progress	762,501	9,480
Land	19,590	19,590
Property, equipment and mine development, net of accumulated depreciation of $32,311 and $16,782 at July 31, 2008 and
October 31, 2007, respectively	2,161,923	1,540,271
Mining deposits	141,712	-
Other assets	1,495	-

Total assets	$4,050,706	$3,224,079

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$260	$5,854
Accrued expenses	52,220	9,500
Due to related parties, current portion	870,210	502,060
Total current liabilities	922,690	517,414

Due to related parties, non-current portion	-	461,400
Total liabilities	922,690	978,814

Commitment and contingencies	-	-

Minority interest	-	-

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value; authorized 75,000,000 shares;
issued and outstanding: 37,350,167 and 36,581,000 shares at
July 31, 2008 and October 31, 2007, respectively	37,350	36,581
Additional paid-in capital	4,908,823	4,418,092
Accumulated deficit during exploration stage	(1,912,128)	(2,220,782)
Other comprehensive income	93,971	11,374
Total stockholders’ equity	3,128,016	2,245,265

Total liabilities and stockholders’ equity	$4,050,706	$3,224,079

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND

COMPREHENSIVE LOSS

	For the Three months ended	For the Three months ended	For the Nine months ended	For the Nine months ended	From inception May 12, 2006 to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Mining revenues:	$ -	$ -	$ -	$ -	$ -

Cost of revenue:
Exploration expenses	2,715	57,269	32,901	104,757	157,071

Operating, general, and administrative expenses:
Operating, general, and administrative expenses	168,951	47,154	440,943	1,311,166	2,562,049
Total operating, general, and administrative expenses	168,951	47,154	440,943	1,311,166	2,562,049

Net operating loss	(171,666)	(104,423)	(473,844)	(1,415,923)	(2,719,120)

Non-operating (income) expense:
Interest (income)	(7,164)	(2,089)	(32,782)	(15,341)	(57,595)
Other (income)	(750,004)	-	(750,198)	(12)	(750,210)
Interest expense	117	92,436	482	92,675	818
	(757,051)	90,347	(782,498)	77,322	(806,987)

Minority interest	-	-	-	5	5
Net income (loss)	585,385	(194,770)	308,654	(1,493,240)	(1,912,128)

Other comprehensive income:
Foreign currency translation	57,888	91,122	82,597	97,782	93,971
Comprehensive loss	$ 643,273	$ (103,648)	$ 391,251	$ (1,395,458)	$ (1,818,157)

Net income (loss) per share, basic	$ 0.02	$ (0.01)	$ 0.01	$ (0.05)

Weighted average number of shares of common stock outstanding, basic	38,010,149	30,000,000	37,613,902	30,000,000

Net income (loss) per share, diluted	$ 0.02	$ (0.01)	$ 0.01	$ (0.05)

Weighted average number of shares of common stock outstanding, diluted	39,010,149	30,000,000	38,613,902	30,000,000

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From inception
	Nine mos.	Nine mos.	(May 12, 2006)
	Ended	Ended	through
	July 31, 2008	July 31,2007	July 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$308,654	$(1,493,240)	$(1,912,128)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation expense	15,529	11,717	32,311
Stock based compensation	-	1,164,173	1,164,173
Common stock issued for services	-	-	750,000
Minority Interest	-	5	5
Cancellation of common shares for settlement	(750,000)	-	(750,000)
Changes in assets and liabilities
(Increase) in recoverable value added taxes	(156,173)	(58,343)	(227,988)
(Increase) in other receivables	(335)	-	(5,229)
Decrease (increase) in prepaid expenses	6,711	(4,778)	(192)
(Increase) in other assets	(1,495)	(8,302)	(1,495)
(Decrease) Increase in accounts payable	(5,594)	10,526	260
Increase in accrued expenses	42,720	9,106	52,219

Net cash used in operating activities	(539,983)	(369,136)	(898,064)

Cash Flows from Investing Activities:
Acquisition of land	-	-	(19,590)
Purchase of mining concession	(16,417)	-	(40,652)
Payments made for construction in progress	(753,021)	-	(762,501)
Acquisition of machinery	(20,764)	(8,282)	(29,046)
Payments toward mining deposits	(141,712)	-	(141,712)

Net cash used in investing activities	(931,914)	(8,282)	(993,501)

Cash Flows from Financing Activities:
Cash from the sale of common stock	641,501	2,540,500	3,182,000
Payments toward equipment financing	-	(160,026)	(160,026)
Change in due to/from related parties, net	(107,600)	(1,040,787)	(1,126,453)
Minority interest, net assets of subsidiary	-	(5)	(5)

Net cash provided by financing activities	533,901	1,339,682	1,895,516

Effect of exchange rate on cash	82,597	97,782	93,971

Net increase (decrease) in cash	(855,399)	1,060,046	97,922

Cash, beginning of period	953,321	-	-

Cash, end of period	$97,922	$1,060,046	$97,922

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

			From inception
	Nine mos.	Nine mos.	(May 12, 2006)
	Ended	Ended	Through
	July 31, 2008	July 31,2007	July 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Supplemental Information:
Interest paid	$16,416	$-	$16,416
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:
Acquisition of property and equipment through debt	$-	$167,072	$167,072

Purchase of mining concession paid by
debt to related party plus capitalized interest	$-	$1,381,700	$1,357,463

Recoverable value-added taxes incurred through
Additional debt and due to related party	$-	$206,215	$206,215

Purchase of mining equipment with common stock	$600,000	$-	$600,000

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation:

The accompanying Condensed Consolidated Financial Statements of Tara Minerals Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-KSB/A for the year ended October 31, 2007. Significant accounting policies disclosed therein have not changed.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at July 31, 2008 and October 31, 2007, the condensed consolidated statements of operations for the three and nine months ended July 31, 2008 and 2007 and the condensed consolidated statements of cash flows for the nine months ended July 31, 2008 and 2007. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Tara Minerals Corp. (the “Company”) was organized May 12, 2006 under the laws of the State of Nevada. The Company currently is engaged in the acquisition, exploration and development of mineral resource properties in Mexico.  The Company owns 99.9% of the common stock of American Metal Mining, S.A. de C.V. (the “subsidiary”), which was established in December 2006 and operates in México. The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered an Exploration Stage Company.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the nine months ended July 31, 2008 (Mexican pesos per one U.S. dollar).

	July 31, 2008
Current exchange rate	Ps.	10.0340
Weighted average exchange rate for the nine months ended	Ps.	10.6295

TARA MINERALS CORP.

(A Subsidiary of Tara Gold Resources Corp)

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No 161, "Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company does not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS 162 will be effective 60 days after the Security and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411.  The Company does not anticipate the adoption of SFAS 162 will have an impact on its financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is required to adopt FSP EITF 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that FSP EITF 03-6-1 will have on its financial statements.

TARA MINERALS CORP.

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.

Property, equipment and mine development

	July 31, 2008	October 31, 2007

Land	$ 19,590	$ 19,590
Mining concessions:
Pilar (a)	$ 776,377	$ 759,960
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Mining concession	1,398,116	1,381,699

Machinery and equipment	796,118	175,354
	2,194,234	1,557,053
Less – accumulated depreciation	(32,311)	(16,782)
	$ 2,161,923	$ 1,540,271

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

In accordance with Accounting Principles Board Opinion 21, “Interest on Receivables and Payables” (APB 21), the future payments of the total payment amount of $800,000 has been discounted using the incremental borrowing rate of 5.01%. As of July 31, 2008, the present value of future payments is as follows:

	Debt	IVAT	Total
Future payments	$ 565,000	$ 84,750	$ 649,750
Imputed interest	(23,624)	-	(23,624)
Present value of current debt	$ 541,376	$ 84,750	$ 626,126

Note 3.

Stockholders’ Equity

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001. In 2008, the Company issued of 1,200,000 common shares for mining equipment valued at $600,000 or $0.50 per share and 1,068,967 common shares for $641,499 or an average of $0.60 per share.

In June 2008, the Company settled a claim against a former vendor. The settlement agreement called for the return of 1,5000,000 shares of the Company’s common stock, valued at $750,000, as payment in full of the Company’s claim. The Company recorded a $750,000 gain on the settlement, which was recorded as other income on the Consolidated Statement of Operations, and cancelled the shares.

TARA MINERALS CORP.

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding since inception.  The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares as of July 31, 2008:

	For the Three Months Ended July 31, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$ 585,385
Basic EPS:
Income available to common stockholders	$ 585,385	38,010,149	$ 0.02

Options - Biscan		750,000
Options - Brown	-	250,000

Diluted EPS:
Income available to common stockholders
plus assumed conversions	$ 585,385	39,010,149	$ 0.02

	For the Nine Months Ended July 31, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$ 308,654
Basic EPS:
Income available to common stockholders	$ 308,654	37,613,902	$ 0.01

Options - Biscan		750,000
Options - Brown	-	250,000

Diluted EPS:
Income available to common stockholders
plus assumed conversions	$ 308,654	38,613,902	$ 0.01

There were no potentially dilutive shares as of July 31, 2007.

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

TARA MINERALS CORP.

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The components of the Company’s deferred tax asset as of July 31, 2008 and October 31, 2007 are as follows:

	2008	2007
Net operating loss carry forward	$ 650,000	$ 760,000
Valuation allowance	(650,000)	(760,000)
Net deferred tax asset	$ -	$ -

A reconciliation of the statutory income taxes rates and the effective rate is as follows:

	2008	2007
Tax at statutory rate (blended U.S. and MX)	34%	34%
Valuation allowance	(34%)	(34%)
	-	-

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

The Company files income tax returns in the United States and certain states in the United States and certain foreign jurisdictions.  The Company is currently finalizing its year end tax return for October 31, 2007.  These U. S. federal and foreign jurisdiction income tax returns for the years ended October 31, 2007 and 2006 are considered open tax years as of the date of these condensed consolidated financial statements.  No income tax returns are currently under examination by any tax authorities.

Note 5.

Mining Deposits

As of July 31, 2008, the Company paid a deposit of $141,712 toward the involvement in a mining project.  As of August 26, 2008, the formal agreement relating to the mining project has not been executed and both the Company and the third party are in negotiations to finalize the agreement.

Note 6.

Related Party Transactions

The Company is a subsidiary of Tara Gold Resources, Corp.  As of July 31, 2007 another subsidiary of Tara Gold Resources, Corp., Corporacion Amermin, S.A. de C.V. (“Amermin”), made the arrangements to purchase the Pilar, Don Ramon and Las Nuvias properties listed in Note 2.  These properties were assigned to the Company’s subsidiary American Metal Mining, S.A. de C.V (“American Metal Mining”) as of January 2007.  American Metal Mining will make payments to Amermin and Amermin will make payments related to the original purchase

TARA MINERALS CORP.

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

agreement for the Pilar mining concession described in Note 2a above.  Due to related parties, current for Pilar is $626,126 as of July 31, 2008.

In January 2007, Amermin paid the entire balance of Don Roman and Las Nuvias concessions.  Per the assignment agreement, transferring the property to American Metal Mining, the Company will make payments to Amermin to repay for the amounts paid plus related IVAT.  As of July 31, 2008 the Company owed Amermin $210,000, which is included in the Due to Related Parties, current portion.

As of July 31, 2008, the Company lent $425,939 in cash to Amermin and other related parties in the form of short-term loans. The receivables, denoted as due from related parties on the balance sheet, accrue at an annual interest rate of 6.5% and are payable in October 2008.

As of July 31, 2008, the Company borrowed $34,084 in cash from Amermin in the form of short-term loans. The payables, denoted as due to related parties on the balance sheet, accrue at an annual interest rate of 6.5% and are payable in September 2008.

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

ITEM 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Tara Minerals was incorporated on May 12, 2006 and is involved in the exploration and development of mining properties which may have various industrial metals including silver, copper, lead, and zinc.  Tara Minerals is in the exploration stage.

Between December 2006 and February 2007, Tara Minerals raised $2,540,000 from the sale of 5,081,000 shares of its common stock to private investors.

In January 2008, Tara Minerals issued 1,200,000 shares of its common stock valued at $600,000 to an unrelated third party for mining equipment.

In April 2008, Tara Minerals sold 833,134 shares of its common stock for cash of $500,000 to unrelated third parties for an average of $0.60 per share.

In July 2008, Tara Minerals sold 235,833 shares of its common stock for cash of $141,500 to unrelated third parties for an average of $0.60 per share.

As of August 26, 2008 Tara Minerals had a 100% interest in the Pilar de Mocoribo, Don Roman and Lourdes, and Las Nuvias mining properties listed below.  Although Tara Minerals believes that each of these properties has deposits of silver, copper, lead or zinc, the properties are in the exploratory state, do not have any known reserves, and may never produce any of these metals in commercial quantities.

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

Permits needed to move towards active mining, assessing exploitation options, and costs associated with the design of various mining and recovery systems have been obtained.  Mining and processing equipment have been purchased and the plant, which will be capable of processing a minimum of 200 tonnes per day, is nearing completion.  Water rights for the property have been acquired and a well to supply water to the plant is nearing completion.  High voltage electrical service has been supplied to an electrical substation which will supply power to operate the Plant.  Plant completion and initial production is scheduled for the fourth quarter of 2008.

Las Nuvias Concession

The Las Nuvias prospect is 41 hectares in size.  Preliminary evaluation of the property has identified an abandoned prospect with historic vein-type mineralization occurring within an older complex suite of volcanic-granitic and sedimentary rocks.

As of August 26, 2008 a preliminary rock-chip sampling program, at a cost of approximately $9,000 has been completed on the property.  Since this property is directly south of the Don Roman and Lourdes concession, Tara Minerals plans to delay any major work on this property so that more resources can be devoted to the Don Roman and Lourdes concession.

Results of Operation

During the period from its incorporation through July 31, 2008 Tara Minerals did not generate any revenue and incurred $157,071 in exploration expenses and $2,562,049 in operating and general administration expenses.  Included in operating and general and administrative expenses are non-cash charges of $1,164,173 pertaining to the issuance of stock options. Tara Minerals also booked a non-cash gain of $750,000 as other income pursuant to a settlement agreement for the cancellation of common stock.

Liquidity and Capital Resources

Tara Minerals’ anticipated that its approximate capital requirements during the year ending October 31, 2009 are shown below.  The anticipated capital requirements do not include any amounts which Tara Minerals will be required to spend if it acquires the any other potential properties or investments in any other potential projects:

Exploration and Development – Pilar de Mocoribo property

$

25,000

Property payments and taxes – Pilar de Mocoribo property

509,750

Exploration and Development – Don Roman property

3,125,000

Exploration and Development – Las Nuvias property

            25,000

General and administrative expenses

     687,500

Total

$

  4,372,250

Tara Minerals believes that its cash on hand will satisfy its working capital needs until the start of production of Don Ramon begins in the fourth quarter.   After that time, Tara Minerals will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

Tara Minerals’ future plans will be dependent upon the amount of capital available to Tara Minerals, the amount of cash provided by its operations, and the extent to which Tara Minerals is able to have joint venture partners pay the costs of exploring and developing its mining properties.

Tara Minerals anticipates that it will need to hire 20 new employees by October 31, 2008.

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

None.

ITEM 2.       UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, the Company issued 1,200,000 shares of its common stock to an unrelated third party for mining equipment.

In April 2008, the Company sold 833,334 shares of its common stock to a group of private investors for $500,000 cash or an average of $0.60 per share.

In June 2008, the Company settled a claim against a former vendor. The settlement agreement called for the return of 1,5000,000 shares of the Company’s common stock, valued at $750,000, as payment in full of the Company’s claim. The Company recorded a $750,000 gain on the settlement, which was recorded as other income on the Consolidated Statement of Operations, and cancelled the shares.

In July 2008, the Company issued sold 235,833 shares of its common stock to a group of private investors for $141,500 cash or an average of $0.60 per share.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares referred to above.

ITEM 3.      DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

(a)

Exhibits

Number

Exhibit

31

Rule 13a-14(a) Certifications

32

Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 9, 2008.

TARA MINERALS CORP.

By:   /s/ Francis Richard Biscan Jr.

 Francis Richard Biscan, Jr.,

President and Chief Executive Officer

By:   /s/ Clifford A. Brown

 Clifford A. Brown,

Principal Financial and Accounting Officer