Form 10-K
period 2008-10-31
Tara Minerals Corp.
filed 2009-01-29
CIK 1387054

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2008

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File No.  None

TARA MINERALS CORP

 (Name of Small Business Issuer in its charter)

Nevada	20-5000381
(State of incorporation)	(IRS Employer Identification No.)

2162 Acorn Court
Wheaton, IL	60187
(Address of Principal Executive Office)	(Zip Code)

Registrant's telephone number, including Area Code: (630) 462-2079

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of Tara Minerals (6,910,167 shares) on December 31, 2008 was -$3,662,400-.

As of January 15, 2009, Tara Minerals had 37,910,167 issued and outstanding shares of common stock.

Documents incorporated by reference:

None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This report includes "forward-looking statements". All statements other than statements of historical facts included in this report, regarding Tara Minerals’ financial position, business strategy, plans and objectives, are forward-looking statements.  Although Tara Minerals believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct.

2

ITEM 1.  BUSINESS

Tara Minerals plans to explore and develop mining properties which may be productive of copper, lead, zinc and other industrial metals.   Tara Minerals was incorporated in Nevada on May 12, 2006 and is in the exploration stage.

Tara Gold Resources Corp., which is also engaged in the exploration and development of mining properties in Mexico, owns 82% of Tara Minerals’ common stock.  The reason Tara Gold formed Tara Minerals was that, in the opinion of Tara Gold, some investors prefer gold and silver projects, while others prefer lead, zinc and silver projects.  Consequently, capital may be easier to obtain by separating gold properties from industrial metal properties.  In this regard, Tara Gold has the first right to acquire any gold or silver prospects and Tara Minerals has the first right to acquire any industrial metal prospects.

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

Mines have limited lives, which is an inherent risk in the mining business.  Although Tara Minerals plans to acquire other mining properties, there is a limited supply of desirable mineral lands available in Mexico where Tara Minerals would consider conducting exploration and/or production activities.  In addition, Tara Minerals faces strong competition for new properties from other mining companies, many of which have substantial financial resources, and grants the ownership of essentially all minerals to the Mexican nation.  The right to exploit those minerals is given to private parties through concessions issued by the Mexican government.  The current Mining Law of Mexico was enacted in 1992.  Concessions are granted on mining lots, the sides of which measure 100 meters, or a multiple of 100, except when adjoining lots (granted when there were no size requirements) require a smaller size.  An exploration concession is granted to the first applicant that meets the requirements of the Mining Law, the most important of which is that the claimed area is deemed to be “free land”.  Under the Mining Law, areas that are already covered by mining concessions or applications for mining concessions are not free, as well as reserved areas such as the coast and the seabed.

Exploration mining concession applications are filed at government offices.  Exploration concessions are valid for six years and give their holders the right to carry out exploration work.  While the concessionaire may keep the Tara Minerals may be unable to acquire attractive new mining properties on terms that are considered acceptable.

Tara Minerals owns 99.9% of the capital stock of American Metal Mining S.A. de C.V., a Mexican corporation.  All of Tara Minerals’ operations in Mexico are conducted through American Metal Mining since Mexican law provides that only Mexican corporations are allowed to own mining properties. However, when the Pillar de Mocoribo, Don Roman and Lourdes and Las Nuvias properties were acquired in September and October 2006, American Metal Mining had not been incorporated.  As a result, the mining properties owned by Tara Minerals were acquired by Corporacion Amermin, S.A. de C.V., the Mexican subsidiary of Tara Gold.  These properties were transferred to American Metal Mining after its formation in December 2006. All references to Tara Minerals include the operations of American Metal Mining.

As of January 15, 2009 Tara Minerals had a 100% interest in the mining properties listed below.  Although Tara Minerals believes that each of these properties has deposits of copper, lead or zinc, the properties are in the exploratory state, do not have any known reserves, and may never produce any of these metals in commercial quantities.

The properties are located in the northern part of the La Reforma Mining District of northeastern Sinaloa State, Mexico.  The predominate rocks in the area are Upper Jurassic-Lower Cretaceous cabonate (limestone) rocks and Tertiary granitic intrusives.  The La Reforma Mining District has been mined for more than 300 years, with substantial amounts of precious and base metals produced from numerous mines. In the opinion of Tara Minerals, the district has never been properly explored using present day, industry standard, exploration methods, including geochemistry, geophysics, and geology. Tara Minerals feels that this area may potentially host base metals that were never discovered or exploited due in part to market conditions, lack of technology, and lack of funding.

All of Tara Minerals projects are located approximately 25 kilometres from the town of Choix, Sinaloa State, Mexico.  The properties are accessed by driving a 4x4 vehicle on Sinaloa State maintained roads along the north side of the Rio Fuerte River to the village of Altamira, located in the center of the La Reforma Mining District.  From Altamira, the road trends due north to the village of Mocoribo.  The properties can then be reached by hiking two kilometers from the village.

In October 2006 Tara Minerals’ properties, with the exception of the Centenario prospect which had not then been acquired, were visited in the field by a professional geologist with experience in mineral assessment and property evaluations in Chihuahua, Durango, Sinaloa and Sonora, Mexico.

The proposed exploration program for each property will typically consist of rock-chip sampling, soil geochemistry, geological mapping, a geophysical survey, trenching, drilling, and resource calculation.  The exploration program will take place in phases, with some phases occurring simultaneously.  Rock chip and soil geochemistry may be initiated first to test and define the mineralization. This may be followed up with a CSAMT (Controlled-Source Audio-Frequency Magneto Telluric) to test the extent and depth of sulfide mineralization those would host copper, lead or zinc. The CSAMT is an industry standard geophysical technique that has been used successfully to identify carbonate deposits in Mexico and other locations.  Upon completion of the exploration program, and if results are positive, a drilling program may begin.  Drilling results will then be evaluated and a mineral resource calculation will be made.  Notwithstanding the above, the exploration program for each property will depend on a number of factors, including the property’s particular geological conditions and the extent of any prior exploration work.

With the exception of the Don Roman and Lourdes concession, as of January 15, 2009 no equipment, plants or other facilities were located on any of the properties.  Water and power will be required to further explore and, if warranted, develop Tara Minerals mining prospects.

Tara Minerals will contract with qualified personnel to conduct and supervise all aspects of its exploration program.

The exploration programs on the properties will be funded either through Tara Mineral’s cash on hand or from operations, proceeds from the sale of Tara Minerals’ common stock, or funds obtained from a joint venture partner.

In Mexico land size is denominated in hectares and weight is denominated in tonnes.  One hectares is equal to approximately 2.47 acres and one tonne is equal to 2,200 pounds.

 Pilar de Mocoribo Prospect

             In September 2006 another subsidiary of Tara Gold Resources Corp., the Company's parent, acquired the Pilar de Mocribo Prospect (Pilar) from an unrelated third party for $800,000 plus $120,000 of value added tax. This property was then assigned to the Company in January 2007. As of October 31, 2008, the Company has extended the Pilar debt contract to extend the final two payments for one year. Pursuant to the agreement, the Company removed one of the eight concessions in the Pilar groupings and returned it to Amermin. The Company is required to repay the other subsidiary of its parent for this mining concession as follows (plus the applicable value added tax):

Fiscal Year

2009

$   137,609

2010

     410,000

$   547,609

The Pilar de Mocoribo prospect is 1,260 hectares in size.  Preliminary evaluation of the property has identified a series of parallel NE trending mineralized structures that can be traced for more than 300 meters.  These mineralized structures lie within a complex suite of volcanic-granitic and sedimentary (carbonate) rocks.

As of January 15, 2009 a preliminary rock-chip sampling program, at a cost of approximately $9,000 has been completed on the property. Tara Minerals plans to delay any further work on this property so that more resources can be devoted to the Don Roman and Lourdes concession.

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

Initial technical assessment work has been completed at the property, including identification of all permits needed to move towards active mining and assessing options and costs associated with the design of various mining systems.  Mining and processing equipment have been purchased and a plant, which will be capable of processing 200 tonnes per day, is being constructed.  Water rights for the property have been acquired and negotiations for an electrical substation to supply power to the plant has been completed.  Plant completion and initial production is scheduled for February, 2009.

The following shows the timing and estimated cost for the present exploration plan for this property:

  Projected

Phase

Completion

Estimated Cost

Plant construction, mine preparation and initial

February, 2009

$150,000

   production

Las Nuvias Concession

The Las Nuvias prospect is 41 hetares in size and was acquired for $100,000 plus $15,000 in value added taxes in October 2006 from an unrelated third party.  The purchase price was paid in full in January 2007.

Preliminary evaluation of the property has identified an abandoned prospect with historic vein-type mineralization occurring within an older complex suite of volcanic-granitic and sedimentary rocks.

As of January 15, 2009 a preliminary rock-chip sampling program, at a cost of approximately $9,000 has been completed on the property.  Since this property is directly south of the Don Ramon and Lourdes concession, Tara Minerals plans to delay any further work on this property so that more resources can be devoted to the Don Roman and Lourdes concession.

Centenario Prospect

The Centenario prospect was acquired in November 2008 from an unrelated third party for $1,894,050 (inclusive of value added taxes of $247,050), which amount is to be paid in accordance with the following schedule:

Fiscal Year
2009	$172,500
2010	126,500
2011	575,000
2012	575,000
2013	445,050
$1,894,050

The Centenario prospect is 5,400 hectares in size and is adjacent to Tara Minerals existing mineral claims .  Preliminary evaluation of the property has indicated the potential for 5 separate mineral systems each having varying mineral characteristics.  Initial sampling has indicated the potential for two lead, zinc, silver systems; two gold copper systems; and one iron ore, gold, copper system.

As of January 15, 2009 a preliminary rock-chip sampling program, at a cost of approximately $15,000 has been completed on the property.

The following shows the timing and estimated cost for the present exploration plan for this property:

Phase

Projected Completion

Estimated Cost

Mapping and sampling

August, 2009

$75,000

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

Mexican Mining Laws and Regulations

In Mexico, Article 27 of the Mexican Constitution minerals obtained in the course of the exploration work, the mine may not be put into production.  If the concessionaire wishes to continue exploration work beyond six years, or wishes to go into production, the concessionaire may, at any time before the expiration of the six year term, request an exploitation concession, which is valid for 50 years and renewable once for a similar term.

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

As of January 15, 2009 the only employees of Tara Minerals were its two officers.

Tara Minerals’ website is www.taraminerals.com.

ITEM 2.  DESCRIPTION OF PROPERTY

See Item 1.

ITEM 3.  LEGAL PROCEEDINGS.

Tara Minerals is not involved in any legal proceedings and Tara Minerals does not know of any legal proceedings which are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

Since June, 2008 Tara Minerals’ common stock has been quoted on the OTC Bulletin Board under the symbol “TARM”.  Prior to that date, there was no established trading market for Tara Minerals’ common stock.

Shown below are the range of high and low closing prices for Tara Minerals’ common stock for the periods indicated as reported by FINRA.  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Month Ended	High	Low

June 2008	$0.60	$0.51
July 2008	$0.75	$0.47
August 2008	$0.80	$0.65
September 2008	$0.65	$0.30
October 2008	$0.39	$0.20

As of January 15, 2009, Tara Minerals had 37,910,167 outstanding shares of common stock and 63 shareholders.

The following table lists additional shares of Tara Minerals’ common stock which may be issued.

	Number of	Note
	Shares	Reference

Shares issuable upon exercise of options held by the Tara Minerals’ officers	1,000,000	A
Shares issuable upon exercise of warrants sold in private offering.	1,629,167	B

A.    See Item 11 of this report for information concerning the terms of these options.

B.

Between March 2008 and October 20, 2008 Tara Minerals sold 1,119,167 Units at a price of $0.60 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.90 per share during the one year period following the sale of the Units, and at a price of $1.20 per share during the second year following the sale of the Units.  The warrants expire two years after their issuance.

Between October 2008 and November 21, 2008 Tara Minerals sold 510,000 Units at a price of $0.20 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.20 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.

With the exception of the shares held by Tara Gold Resources and the shares referenced in Note B above, all outstanding shares of Tara Minerals are freely tradable.

.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. Tara Minerals’ Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through October 31, 2007 Tara Minerals did not generate any revenue and incurred $124,170 in exploration expenses and $2,121,442 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $1,164,173 pertaining to the issuance of stock options.

Between December 2006 and February 2007 Tara Minerals raised $2,540,000 from the sale of 5,081,000 shares of its common stock to private investors.

In January 2008 Tara Minerals issued 1,200,000 shares of its common stock to an unrelated third party for mining equipment.

Between March 2008 and October 20, 2008 Tara Minerals sold 1,119,167 Units at a price of $0.60 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.90 per share during the one year period following the sale of the Units, and at a price of $1.20 per share during the second year following the sale of the Units.  The warrants expire two years after their issuance.

Between October 2008 and November 21, 2008 Tara Minerals sold 510,000 Units at a price of $0.20 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.20 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.

Tara Minerals’ plan of operation is described in Item 1 of this report.

Tara Minerals anticipates that its capital requirements during the twelve months ending October 31, 2009 will be:

Exploration and Development – Pilar de Mocoribo property	$0
Property payments and taxes – Pilar de Mocoribo property	137,609
Exploration and Development – Don Ramon property	150,000
Exploration and Development – Las Nuvias property	0
Exploration and Development - Centenario property	75,000
Property payments and taxes – Centenario property	172,500
General and administrative expenses	350,000
Total	$885,109

Tara Minerals has started construction on a plant which will have the capability of processing 200 tonnes of material a day from the Don Roman and Lourdes prospect.

Tara Minerals believes that its cash on hand will satisfy its working capital needs until March, 2009.   After that time, Tara Minerals will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

Tara Minerals’ future plans will be dependent upon the amount of capital available to Tara Minerals, the amount of cash provided by its operations, and the extent to which Tara Minerals is able to have joint venture partners pay the costs of exploring and developing its mining properties.

Tara Minerals anticipates that it will need to hire 15 new employees during the twelve-month period ending October 31, 2009 primarily to run mining operations.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8

FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE YEARS ENDED OCTOBER 31, 2008 AND 2007

And

THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH OCTOBER 31, 2008

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder

of Tara Minerals Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of Tara Minerals Corp. (a Nevada corporation) as of October 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years ended October 31, 2008 and 2007, and for the period from inception (May 12, 2006) through October 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tara Minerals Corp. as of October 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended October 31, 2008 and 2007, and the period from inception (May 12, 2006) through October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP

Irvine, California

January 28, 2009

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	October 31, 2008	October 31, 2007
Assets
Current assets:
Cash and cash equivalents	$48,802	$953,321
Recoverable value added taxes	352,316	278,030
Other receivables	5,226	4,894
Due from related parties, net	430,100	411,590
Prepaid assets	150	6,903
Total current assets	836,594	1,654,738

Land	19,590	19,590
Property, equipment and mine development, net of accumulated depreciation
of $37,679 and $16,782 at October 31, 2008 and 2007, respectively	2,807,244	1,549,751
Deposits	133,000	-
Other assets	1,170	-
Total assets	$3,797,598	$3,224,079

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,782	$5,854
Accrued expenses	47,773	9,500
Due to related parties, current portion	354,844	502,060
Total current liabilities	441,399	517,414

Due to related parties, non-current portion	503,388	461,400
Total liabilities	944,787	978,814

Minority Interest	-	-
Commitments and contingencies	-	-

Stockholders’ equity:
Common stock: $.001 par value; authorized 75,000,000 shares; issued and outstanding: 37,350,167 and 36,581,000 shares at October 31, 2008 and
2007, respectively	37,350	36,581
Additional paid-in capital	4,908,823	4,418,092
Common stock subscribed	88,000	-
Deficit accumulated during exploration stage	(2,008,481)	(2,220,782)
Other comprehensive income	(172,881)	11,374
Total stockholders’ equity	2,852,811	2,245,265
Total liabilities and stockholders’ equity	$3,797,598	$3,224,079

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND

COMPREHENSIVE LOSS

	For the year ended	For the year ended	From inception (May 12, 2006) to
	October 31,	October 31,	October 31,
	2008	2007	2008

Mining revenues:	$-	$-	$-

Cost of revenue:
Exploration expenses	35,904	124,170	160,074

Operating, general, and administrative expenses:
Other operating, general, and administrative expenses	541,966	2,121,442	2,663,408
Total operating, general, and administrative expenses	541,966	2,121,442	2,663,408

Net operating loss	(577,870)	(2,245,612)	(2,823,482)

Non-operating (income) expense:
Interest (income)	(39,974)	(24,813)	(64,787)
Other (income)	(750,197)	(12)	(750,209)
	(790,171)	(24,825)	(814,996)

Minority interest	-	(5)	(5)

Net income (loss)	212,301	(2,220,782)	(2,008,481)

Provision for income taxes	-	-	-

Other comprehensive income:
Foreign currency translation	(184,255)	11,374	(172,881)
Comprehensive income (loss)	$28,046	$(2,209,408)	$(2,181,362)

Net income (loss) per share, basic	$0.01	$(0.07)

Net income (loss) per share, diluted	$0.01	$(0.07)

Weighted average number of shares, basic	37,547,608	30,896,356

Weighted average number of shares, diluted	38,547,608	30,896,356

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In	Common Stock	Other Comprehensive	Accumulated Deficit During
	Shares	Amount	Capital	Subscribed	Income	Exploration Stage	Total

Balance at inception (May 12, 2006)	-	$ -	$ -	$ -	$ -	$ -	$ -

Founders shares, issued October 31, 2006
	30,000,000	30,000	(30,000)	-	-	-	-
Net income	-	-	-	-	-	-	-

Balance at October 31, 2006	30,000,000	30,000	(30,000)	-	-	-	-

Common stock sold for cash	5,081,000	5,081	2,535,419	-	-	-	2,540,500

Common stock issued for services	1,500,000	1,500	748,500	-	-	-	750,000

Stock based compensation (stock options)
	-	-	1,164,173	-	-	-	1,164,173
Foreign currency translation	-	-	-	-	11,374	-	11,374

Net loss	-	-	-	-	-	(2,220,782)	(2,220,782)

Balance at October 31, 2007	36,581,000	$ 36,581	$ 4,418,092	$ -	$ 11,374	$ (2,220,782)	$ 2,245,265

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(CONTINUED)

	Common Stock		Additional	Common Stock	Other Comprehensive	Accumulated Deficit During
	Shares	Amount	Paid In Capital	Subscribed	Income	Exploration Stage	Total

Balance at October 31, 2007	36,581,000	$ 36,581	$ 4,418,092	$ -	$ 11,374	$ (2,220,782)	$ 2,245,265

Common stock sold for cash	1,069,167	1,069	640,431	-	-	-	641,500

Common stock issued for equipment	1,200,000	1,200 0	598,800	-	-	-	600,000

Cancelled shares	(1,500,000)	(1,500)	(748,500)	-	- -	-	(750,000)

Common stock subscribed (340,000 shares)	- -	- -	- -	88,000	- -	-	88,000

Foreign currency translation	-	-	-	-	(184,255)	-	(184,255)

Net income	-	-	-	-	-	212,301	212,301

Balance at October 31, 2008	37,350,167	$ 37,350	$ 4,908,823	$ 88,000	$ (172,881)	$ (2,008,481)	$ 2,852,811

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
	For the year ended October 31,	For the year ended October 31,	(May 12, 2006) through October 31,
	2008	2007	2008
Cash flows from operating activities:
Net income (loss)	$212,301	$(2,220,782)	$(2,008,481)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	20,897	16,782	37,679
Stock based compensation	-	1,164,173	1,164,173
Common stock paid for services	(750,000)	750,000	-
Changes in assets and liabilities:
Minority interest	-	5	-
(Increase) in recoverable value added taxes	(74,286)	(71,815)	(352,316)
(Increase) in other receivables	(331)	(4,894)	(5,226)
(Increase) decrease in prepaid expenses	6,753	(6,903)	(150)
(Increase) in other assets	(1,170)	-	(1,170)
Increase in accounts payable	32,928	5,854	38,782
Increase in accrued expenses	38,272	9,500	47,772

Net cash used in operating activities	(514,636)	(358,080)	(1,078,937)

Cash flows from investing activities:
Acquisition of land	-	(19,590)	(19,590)
Payments made for construction in progress	(630,547)	(9,480)	(640,027)
Deposits toward mining concessions	(133,000)	-	(133,000)
Acquisition of machinery	(40,791)	(8,282)	(216,144)

Net cash used in investing activities	(804,338)	(37,352)	(1,008,761)

Cash flows from financing activities:
Cash from the sale of common stock	641,500	2,540,500	3,182,000
Payments toward equipment financing	-	(160,026)	-
Change in due to/from related parties, net	(130,790)	(1,043,090)	(960,619)
Common stock subscribed	88,000	-	88,000
Minority interest in net assets of subsidiary	-	(5)	-

Net cash provided by financing activities	598,710	1,337,379	2,309,381

Effect of exchange rate changes on cash	(184,255)	11,374	(172,881)

Cash and cash equivalents:
Net increase (decrease)	(904,519)	953,321	48,802
Beginning of period	953,321	-	-

End of period	$48,802	$953,321	$48,802

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(CONTINUED)

				From Inception
		For the year ended October 31,	For the year ended October 31,	(May 12, 2006) through October 31,
		2008	2007	2008
SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION

Interest paid		$-	$-	$-
Income taxes paid		$-	$-	$-

NON-CASH TRANSACTIONS
Issuance of common stock for equipment		$600,000	$-	$600,000
Acquisition of property and equipment through debt		$-	$167,072	$167,072
Purchase of mining concession paid by debt t
related party plus capitalized interest		$7,053	$1,381,700	$1,388,753
Recoverable value-added taxes incurred through	$
additional debt and due to related party		$-	$206,215	$206,215
Stock-based compensation		$-	$1,164,173	$1,164,173

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

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

Tara Minerals Corp. is a wholly-owned subsidiary of Tara Gold Resources Corp., a publicly traded company listed on the pink sheets of the U.S. public securities market and has an October 31 fiscal year end.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the years ended October 31, 2008 and 2007, respectively (Mexican peso per one U.S. dollar).

	October 31, 2008
Current exchange rate	Ps.	12.8342
Weighted average exchange rate for the period ended	Ps.	10.7471

	October 31, 2007
Current exchange rate	Ps.	10.7198
Weighted average exchange rate for the period ended	Ps.	10.9300

Other comprehensive income (loss) for the years ended October 31, 2008 and 2007 is $(184,255) and $11,374, respectively, and is primarily the result of foreign currency exchange differences.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

The Company’s significant accounting policies are:

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

Cash and Cash Equivalents

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of October 31, 2008. As of October 31, 2007, the Company held a certificate of deposit in the amount of $808,365.

Recoverable Value-Added Taxes (IVAT)

Impuesto al Valor Agregado taxes (IVAT) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 15%. Under certain circumstances, these taxes are recoverable by filing a tax return. Amounts paid for IVAT are tracked and held as receivables until the funds are remitted. The total amount of IVAT receivable as of October 31, 2008 and 2007 are $352,316 and $278,030, respectively.

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

The recoverability of the book value of each property is assessed annually for indicators of impairment such as adverse changes to any of the following:

• estimated recoverable ounces of copper, lead, zinc, silver or other precious minerals

• estimated future commodity prices

• estimated expected future operating costs, capital expenditures and reclamation expenditures

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis is completed as needed, and at least annually. As of the date of this filing no events have occurred that would require the write-down of any assets. In addition, the carrying amounts of the group’s assets is reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of October 31, 2008 and 2007, respectively, no indications of impairment existed.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

Certain mining plant and equipment included in mine development and infrastructure is depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years. Other non-mining assets is recorded at cost and depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years.

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

Revenue recognition

Revenue from the sale of concentrate and industrial metals will be recognized when ownership passes to the purchaser at which time the following conditions are met:

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

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. There were no reclamation and remediation costs accrued as of October 31, 2008 or October 31, 2007.

Exploration expenses

Exploration costs not directly associated with proven reserves on our mining concessions are charged to operations as incurred.

Stock-based compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. See Footnote 7 for a description of the Company’s stock compensation plans.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

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

During the year ended October 31, 2008, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes ,” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

Upon adoption of FIN 48 as of November 1, 2008, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At October 31, 2008 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Potentially dilutive common shares consist of employee stock options and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding since inception. As of October 31, 2007, the Company had no potentially dilutive common shares due to net loss.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares as of October 31, 2008:

	For the Year Ended October 31, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$ 212,301
Basic EPS:
Income available to common stockholders	$ 212,301	37,547,608	$ 0.01

Stock options	-	1,000,000

Diluted EPS:
Income available to common stockholders
plus assumed conversions	$ 212,301	38,547,608	$ 0.01

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations (revised 2007)” (“SFAS No. 141 (R)”). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with the main difference being the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is evaluating the impact of adoption of SFAS 141(R) may have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS 160 will have a material impact on its financial condition or results of operations.

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

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

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

Note 2.

Property, equipment and mine development

	October 31, 2008	October 31, 2007

Land	$ 19,590	$ 19,590
Mining concessions:
Pilar (a)	$ 767,013	$ 759,960
Don Ramon (b)	521,739	521,739
Las Nuvias (c )	100,000	100,000
Mining concessions	1,388,752	1,381,699

Construction in Progress	640,027	9,480
Machinery and equipment	816,144	175,354
	2,844,923	1,566,533
Less – accumulated depreciation	(37,679)	(16,782)
	$ 2,807,244	$ 1,549,751

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

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

Fiscal Year
2009	$137,609
2010	410,000
$547,609

In accordance with Accounting Principles Board Opinion 21 “Interest on Receivables and Payables” (“APB21”), the future payments of the total payment amount of $800,000 has been discounted using the incremental borrowing rate of 5.01%. As of October 31, 2008, the present value of future payments is as follows:

	Debt	IVAT	Total
Total remaining debt	$ 547,609	$ 82,141	$ 629,750
Imputed interest	(32,986)	-	(32,986)
Present value of future payments	514,623	82,141	596,764
Less: current portion	(114,723)	(20,641)	(135,364)
	$ 399,900	$ 61,500	$ 461,400

Approximately $55,000 in payments toward the note were capitalized as imputed interest as of October 31, 2008.

As of October 31, 2008, the last two payments for the Pilar mining concession due from Amermin were modified and extended for exactly one year.Pursuant to the agreement, the Company removed one of the eight concessions in the Pilar groupings and returned it to Amermin

b.

On January 8, 2007 the Company amended its October 2006 agreement to acquire the Don Roman Prospect (Don Roman) from an unrelated third party for $521,739 plus $78,261 of value added tax. The purchase price was paid in full in January 2007.  This property was assigned to the Company in January 2007 by the Company’s parent. In October 2007, the Company purchased five hectares of land adjacent to the Don Roman property to build a mill, equipment yard, and campsite for construction and mining. Construction activities on this land began in October 2007. As of October 31, 2008 and 2007, construction in progress was valued at $640,027 and $9,480, respectively. In October of 2007, the Company entered into an agreement with an independent third party to purchase construction equipment for the development and operation of the Don Roman Property. Pursuant to this agreement, the Company issued 1,200,000 shares of common stock at a fair value of $600,000 during the first quarter of 2008.

c.

On January 8, 2007 the Company acquired the Las Nuvias Prospect (Las Nuvias) for $100,000 plus $15,000 of value added tax from an unrelated third party. The purchase price was paid in full in January 2007. This property was assigned to the Company in January 2007 by the Company’s parent.

Note 3.

Mining Deposits

As of October 31, 2008, the Company paid a deposit of $133,000 toward the involvement in a mining project. In November 2008, the formal agreement relating to the mining project was executed.

Note 4.

Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception, and taxable income for the 2008 fiscal year was offset by net operating loss carry forwards. We provided a full valuation allowance on the net deferred

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period. The total net operating loss to be carried forward at October 31, 2008 is $755,000.

The components of the Company’s deferred tax asset as of October 31, 2008 and October 31, 2007 are as follows:

	2008	2007
Net operating loss carry forward	$755,000	$760,000
Valuation allowance	(755,000)	(760,000)
Net deferred tax asset	$-	$-

A reconciliation of the statutory income taxes rates and the effective rate is as follows:

	2008	2007
Tax at statutory rate (blended US and MX)	33%	34%
Valuation allowance	(33%)	(34%)
	-%	-%

SFAS No. 109 requires a valuation allowance to be recorded when, under the standard; it is more likely than not that the deferred tax assets will be realized. The future use of deferred tax assets is dependent on the future taxable profits which arise from taxable temporary timing differences. The Company does not believe all its deferred tax assets are fully realizable based on management’s projections, therefore a valuation allowance has been provided for the remaining deferred tax assets arising from past net operating losses.

Per Internal Revenue Code Section 382, in the event of a change of ownership, the availability of the Company’s net operating loss carry forwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of these net operating loss carry forwards.

The net federal operating loss carry forward will expire in 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381 or certain ownership changes, as defined in IRC Section 382.

Note 5.

Related Party Transactions

The Company is a subsidiary of Tara Gold Resources Corp. As of April 30, 2007 another subsidiary of Tara Gold Resources Corp., Corporacion Amermin, S.A. de C.V. (“Amermin”), made the arrangements to purchase all properties listed in Note 2. These properties were assigned to the Company’s subsidiary American Metal Mining, S.A. de C.V (“American Metal Mining”) as of January 2007. American Metal Mining makes payments to Amermin and Amermin makes payments related to the original purchase agreement for the Pilar mining concession described in Note 2a above. Due to related parties current and non-current portions are $354,844 and $503,388 at October 31, 2008. Due to related parties current and non-current portions were$502,060 and $461,400, respectively, as of October 31, 2007.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

In January 2007, Amermin paid the entire balance of Don Ramon and Las Nuvias concessions described in notes 2b and 2c above. Per the assignment agreement, transferring the property to American Metal Mining, the Company makes payments to Amermin to repay for the amounts paid plus related value added taxes. As of October 31, 2008 the Company owed Amermin $210,000, which is included in the Due to related parties, current portion.

In July 31, 2008, the Company borrowed $34,084 in cash from Amermin in the form of short-term loans. The payables, denoted as due to related parties on the balance sheet, accrue at an annual interest rate of 6.5% and were payable in September 2008. As of October 31, 2008, $6,623 is still due to Amermin. This amount is included in our Due to Related Parties account.

Note 6.

Stockholders’ Equity

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001. In 2008, the Company issued 1,200,000 common shares for mining equipment valued at $600,000 (See Footnote 2) or $0.50 per share and 1,069,167 common shares for $641,500 for cash or an average of $0.60 per share.

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

Between March 2008 and October 20, 2008 Tara Minerals sold 340,00 units at a price of $0.60 per Unit. Each Unit consisted of one share of Tara Mineral’s common stock and one warrant. Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.90 per share during the one year period following the sale of the Units, and at a price of $1.20 per share during the second year following the sale of the Units. The warrants expire two years after their issuance.

In February 2007, the Company issued stock options to the officers of the Company. There were no stock options issued in 2008. See footnote 7.

Note 7.

Stock Compensation

On February 1, 2007, the Company adopted the following stock option plans:

•

Incentive Stock Option Plan

•

Nonqualified Stock Option Plan

•

Stock Bonus Plan

The Company’s 2007 stock option plans, which are shareholder approved, permit the grant of share options and shares to its officers for up to 1,000,000 shares of common stock with an exercise price of $.05 to two of the Company’s officers for compensation which expire February 1, 2010. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company’s traded common stock. The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding.  The risk-free

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options. The value of the options was charged against operating expense.

2008
Expected volatility	163.90%
Weighted-average volatility	163.90%
Expected dividends	0
Expected term (in years)	2.7
Risk-free rate	4.92%

A summary of option activity under the Plan as of October 31, 2008, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2006	-
Granted	1,000,000	$ 0.05
Exercised	-	-
Forfeited or expired	-	-
Outstanding at October 31, 2007	1,000,000	$ 0.05	2.7	$ 1,164,173
Exercisable at October 31, 2007	1,000,000	$ 0.05	2.7	$ 1,164,173

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2007	1,000,000
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at October 31, 2008	1,000,000	$ 0.05	2.7	$ 1,164,173
Exercisable at October 31, 2008	1,000,000	$ 0.05	2.7	$ 1,164,173

There were no options granted in 2008. All shares were vested at October 31, 2008.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

Note 8.

Subsequent Events

In November 2008, the Company executed an agreement to acquire eight mining concessions known as “Centenario” from an independent third party. The properties total 5,400 hectares and were purchased for a total of $1,894,050, including $247,050 in value added taxes to be paid in cash. The final agreement was amended; however, the amendment was not executed as of the date of this filing.

Between March 2008 and October 20, 2008 Tara Minerals sold 340,000 units at a price of $0.60 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant. Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.90 per share during the one year period following the sale of the Units, and at a price of $1.20 per share during the second year following the sale of the Units. The warrants expire two years after their issuance.

Between October 31, 2008 and November 21, 2008 Tara Minerals sold 220,000 units at a price of $0.20 per Unit. Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.20 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

Not applicable.

ITEM 9A. and 9A(T).  CONTROLS AND PROCEDURES

Under the direction and with the participation of Tara Minerals’ management, Tara Minerals carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2008.  Tara Minerals maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to Tara Minerals’ management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Tara Minerals’ disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

Management’s Report on Internal Control Over Financial Reporting

Tara Minerals’ management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of Tara Minerals’ principal executive officer and principal financial officer and implemented by Tara Minerals’ Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Tara Minerals’ financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Tara Minerals’ management evaluated the effectiveness of its internal control over financial reporting as of October 31, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of Tara Minerals’ internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, Tara Minerals’ management concluded that Tara Minerals’ internal control over financial reporting was effective as of October 31, 2008.

There was no change in Tara Minerals’ internal control over financial reporting that occurred during the quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, Tara Minerals’ internal control over financial reporting.

This report does not include an attestation report of Tara Minerals’ independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Tara Minerals’ independent registered public accounting firm pursuant to temporary rules of the SEC that permit Tara Minerals to provide only management’s report on internal control in this report.

ITEM 9B.

OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS

Name	Age	Position
Francis R. Biscan	47	President, Chief Executive Officer and a Director
Clifford A. Brown	57	Principal Financial Officer and a Director

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued during the year ended October 31, 2008 to the executive officers of Tara Minerals.

						All Other
				Stock	Option	Annual
	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Francis R. Biscan,	2008	-	-	-	-	-	-
President and	2007	-	-	-	$873,130	-	$873,130
Chief Executive Officer

Clifford A. Brown,	2008	`-	-	-	-	-	-
Principal Financial Officer	2007	-	-	-	$291,043	-	$291,043

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

Tara Minerals does not have employment agreements with any of its officers.

The following shows the amounts that Tara Minerals expects to pay to its officers during the twelve month period ending October 31, 2009, and the time these persons plan to devote to Tara Minerals’ business.  Tara Minerals does not have employment agreements with any of its officers.

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

Compensation of Directors.  Tara Minerals’ directors did not receive any compensation for their services as directors during the fiscal year ended October 31, 2008.

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

Summary.  The following lists, as of January 15, 2009, the options granted pursuant to the Plans.  Each option represents the right to purchase one share of Tara Minerals’ common stock.

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

The following lists the unexercised options which were outstanding as of January 15, 2009 and held by the Tara Minerals’ officers and directors.  All of the options listed below were granted on February 1, 2007 pursuant to Tara Minerals’ Non-Qualified Stock Option Plan.

	Shares underlying
	unexercised options which are		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Francis Richard Biscan, Jr.	750,000	-	$0.05	2/01/10
Clifford A. Brown	250,000	-	$0.05	2/01/10

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table lists, as of January 15, 2009, those persons owning beneficially 5% or more of Tara Minerals’ common stock, the number and percentage of outstanding shares owned by each director and officer of Tara Minerals and by all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares (1)	Percent of Class

Francis Richard Biscan, Jr. (2)	750,000	2%
2162 Acorn Court
Wheaton, IL 60187

Clifford A. Brown (2)	250,000	1%
313 Arbor Avenue
West Chicago, IL 60185

Tara Gold Resources Corp. (2)	30,000,000	79%
2162 Acorn Court
Wheaton, IL 60187

All officers and directors as a group (2 persons)	1,000,000	3%

 (1)

Includes shares issuable upon the exercise of options held by the following persons:

Shares Issuable Upon
Name	Exercise of Options
Francis Richard Biscan, Jr.	750,000
Clifford A. Brown	250,000

 (2)

Francis Richard Biscan, Jr., and Clifford A. Brown control Tara Gold Resources Corp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following table lists all shares of Tara Minerals’ common stock, which have been sold as of January 15, 2009.

	Number
Shareholder	of Shares		Date	Consideration
Tara Gold Resources Corp.	30,000,000	(1)	5/25/06	$0 Founders’ Shares
Qualico Capital Corp	1,500,000		1/30/07	Investor relations services
Private Investors	5,081,000		12/06 to 2/07	$0.50 per share
Northern Development Ltd	1,200,000		1/09/08	Mining equipment
Private Investors	1,119,167		3/08 to 10/08	(2)
Private Investors	510,000		10/08 to 11/08	(3)

(1)

These shares were cancelled as of June 30, 2008.

(2)

Between March 2008 and October 20, 2008 Tara Minerals sold 1,119,167 Units at a price of $0.60 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.90 per share during the one year period following the sale of the Units, and at a price of $1.20 per share during the second year following the sale of the Units.  The warrants expire two years after their issuance.

(3)

Between October 2008 and November 21, 2008 Tara Minerals sold 510,000 Units at a price of $0.20 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.20 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.

Tara Gold Resources Corp., the controlling shareholder of Tara Minerals, is also engaged in the exploration and development of mining properties in Mexico.  Tara Gold Resources has the first right to acquire any gold or silver mining prospects.  Tara Minerals has the first right to acquire any mining prospect which may be productive of metals other than gold or silver.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Mendoza Berger & Company, LLP. audited Tara Mineral’s financial statements for the years ended October 31, 2008 and 2007.  The following table shows the aggregate fees billed to Tara Minerals during the years ended October 31, 2008 and 2007 by Mendoza Berger.

	2008	2007
Audit Fees	$63,433	$72,750
Audit-Related Fees	$0	$0
Financial Information Systems	$0	$0
Design and Implementation Fees	$0	$0
Tax Fees	$0	$275
All Other Fees	$0	$0

Audit fees represent amounts billed for professional services rendered for the audit of Tara Mineral’s annual financial statements and the review of Tara Gold’s interim financial statements.  Before Mendoza Berger was engaged by Tara Gold to render these services, the engagement was approved by Tara Mineral’s Directors.

ITEM 15.  EXHIBITS

Exhibit

Number

Exhibit Name

3.1

Articles of Incorporation

(1)

3.2

Bylaws

(1)

4.1

Incentive Stock Option Plan

(1)

4.2

Non-Qualified Stock Option Plan

(1)

4.3

Stock Bonus Plan

(1)

4.4

Non – Qualified Stock Option Plan, as amended

(2)

10.1

Acquisition Agreement – Pilar de Mocoribo property

(1)

10.2

Acquisition Agreement – Don Ramon property

(1)

10.3

Acquisition Agreement – Las Nuvias property

(1)

10.4

Consulting Agreement with Qualico Capital

(1)

10.5

Assignments of mining properties

(3)

10.6

Acquisition Agreement – Centenario Prospect

*

10.7

Equipment Purchase Agreement, dated October 3, 2007

(4)

21

Subsidiaries

(1)

31.1

Rule 13a-14(a) Certifications - CEO

*

31.2

Rule 13a-14(a) Certifications – CFO

*

32

Section 1350 Certifications

*

*       Filed herewith

(1)

Incorporated by reference to the same exhibit filed with Tara Minerals’ registration statement on Form SB-2

        (File #333-143512) on 06/05/2007

(2)

Incorporated by Reference to Exhibit 4.2 filed with Tara Minerals Form S-8 on 07/09/2008

(3)

to be filed by amendment

(4)

Incorporated by reference to Exhibit 10.6 of Tara Minerals annual report on Form 10-KSB for the fiscal year ended  October 31, 2007 on 01/22/2008

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of January 2009.

TARA MINERALS CORP.

By    /s/ Francis Richard Biscan Jr.

Francis Richard Biscan, Jr., President

By  /s/ Clifford A. Brown

Clifford A. Brown, Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Title

  Date

 /s/ Francis Richard Biscan Jr.

Francis Richard Biscan, Jr.

Director

January 28, 2009

 /s/ Clifford A. Brown

Clifford A. Brown

Director

January 28, 2009