Form 10-QT
period 2008-12-31
Tara Minerals Corp.
filed 2009-03-17
CIK 1387054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED __________

☑  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM NOVEMBER 1, 2008 TO DECEMBER 31, 2008

COMMISSION FILE NUMBER   None

TARA MINERALS CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-5000381
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2162 Acorn Court
Wheaton, IL	60187
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (630) 462-2079

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☑

As of March 11, 2009, the Company had 37,910,167 outstanding shares common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE TWO MONTHS ENDED

DECEMBER 31, 2008 AND DECEMBER 31, 2007

And

THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH DECEMBER 31, 2008

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	October 31, 2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$21,012	$48,802
Recoverable value added taxes	591,200	352,316
Other receivables	5,608	5,226
Due from related parties, net	423,004	430,100
Prepaid assets	-	150
Total current assets	1,040,824	836,594

Land	19,590	19,590
Property, equipment and mine development, net of accumulated depreciation
Of $42,608 and $37,679 at December 31, 2008 and October 31, 2008, respectively	4,348,382	2,807,244
Deposits	133,000	133,000
Other assets	1,090	1,170
Total assets	$5,542,886	$3,797,598

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,409	$38,782
Accrued expenses	83,227	47,773
Notes payable, current portion	255,362	-
Due to related parties, current portion	815,794	354,844
Total current liabilities	1,195,792	441,399

Notes payable, non-current portion	1,512,425	-
Due to related parties, non-current portion	87,658	503,388
Total liabilities	2,795,875	944,787

Minority Interest	-	-
Commitments and contingencies	-	-

Stockholders’ equity:
Common stock: $0.001 par value; authorized 75,000,000 shares; issued and outstanding: 37,910,167 and 37,350,167 shares at December 31, 2008 and
October 31, 2008, respectively	37,910	37,350
Additional paid-in capital	5,040,263	4,908,823
Common stock subscribed	-	88,000
Deficit accumulated during exploration stage	(2,090,246)	(2,008,481)
Other comprehensive loss	(240,916)	(172,881)
Total stockholders’ equity	2,747,011	2,852,811
Total liabilities and stockholders’ equity	$5,542,886	$3,797,598

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND

COMPREHENSIVE LOSS

	For the Two months ended	For the Two months ended	From inception May 12, 2006 to
	December 31,	December 31,	December 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Mining revenues:	$ -	$ -	$ -

Cost of revenue:
Exploration expenses	29,314	(5,744)	189,388

Operating, general, and administrative expenses:
Operating, general, and administrative expenses	57,199	96,632	2,720,607
Total operating, general, and administrative expenses	57,199	96,632	2,720,607

Net operating loss	(86,513)	(90,888)	(2,909,995)

Non-operating (income) expense:
Interest (income)	(4,810)	(3)	(69,597)
Other (income)	(2)	(3)	(750,211)
Interest expense	64	47	64
	(4,748)	41	(819,744)

Minority interest	-	-	5

Provision (benefit) for income taxes	-	-	-

Net loss	(81,765)	(90,929)	(2,090,246)

Other comprehensive income:
Foreign currency translation	(68,035)	(196,649)	(240,916)
Comprehensive loss	$ (149,800)	$ (287,578)	$ (2,331,162)

Net loss per share, basic	$ (0.00)	$ (0.00)

Weighted average number of shares of common stock outstanding, basic and dilutive	37,717,380	36,581,000

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Two Months	Two Months	From inception
	Ended.	Ended.	(May 12, 2006)
	December 31	December 31,	through
	2008	2007	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(81,765)	$(90,929)	$(2,090,246)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation expense	4,929	3,378	42,608
Stock based compensation	-	-	1,164,173
Common stock issued for services	-	-	750,000
Minority interest	-	-	5
Cancellation of common shares for settlement	-	-	(750,000)
Changes in assets and liabilities
Decrease (increase) in recoverable value added taxes	8,166	(25,846)	(231,196)
(Increase) decrease in other receivables	(382)	82	(5,608)
(Increase) decrease in prepaid expenses	150	(40,498)	-
Decrease (increase) in other assets	80	-	(1,090)
(Decrease) increase in accounts payable	2,627	-	41,409
Increase in accrued expenses	35,455	13,163	83,228

Net cash used in operating activities	(30,740)	(140,650)	(996,717)

Cash Flows from Investing Activities:
Acquisition of land	-	-	(19,590)
Purchase of mining concession	-	(16,415)	(55,050)
Payments made for construction in progress	(24,934)	(112,687)	(664,960)
Acquisition of machinery	(396)	(4,309)	(49,469)
Payments toward mining deposits	-	-	(133,000)

Net cash used in investing activities	(25,330)	(133,411)	(922,069)

Cash Flows from Financing Activities:
Cash from the sale of common stock	44,000	-	3,314,000
Payments toward equipment financing	-	-	(160,026)
Change in due to/from related parties, net	52,315	(156,257)	(973,255)
Minority interest, net assets of subsidiary	-	-	(5)

Net cash provided by (used in) financing activities	96,315	(156,257)	2,180,714

Effect of exchange rate on cash	(68,035)	(55,641)	(240,916)

Net increase (decrease) in cash	(27,790)	(485,959)	21,012

Cash, beginning of period	48,802	953,321	-

Cash, end of period	$21,012	$467,362	$21,012

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

			From inception
	Two Months.	Two Months.	(May 12, 2006)
	Ended	Ended	through
	December 31, 2008	December 31, 2007	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Supplemental Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:
Acquisition of property and equipment through debt	$-	$-	$167,072

Purchase of mining concession paid by
debt to related party plus capitalized interest	$-	$-	$1,446,657

Purchase of mining concession paid with
notes payable plus capitalized interest	$1,767,787	$-	$1,767,787

Recoverable value-added taxes incurred through
Additional debt and due to related party	$247,050	$-	$360,004

Purchase of mining equipment with common stock	$-	$-	$600,000

Issuance of common stock for stock subscribed	$88,000	$-	$-

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation:

The accompanying Condensed Consolidated Financial Statements of Tara Minerals Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended October 31, 2008. Significant accounting policies disclosed therein have not changed.

The Company has opted to change its year end from October 31 to December 31 to align with the year end of its parent company, Tara Gold Resources Corp.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheet of the Company at December 31, 2008, the condensed consolidated statements of operations for the two months ended December 31, 2008 and 2007 and the condensed consolidated statements of cash flows for the two months ended December 31, 2008 and 2007. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the two months ended December 31, 2008 and 2007, respectively. (Mexican pesos per one U.S. dollar).

	December 31, 2008
Current exchange rate	Ps.	13.7738
Weighted average exchange rate for the two months ended	Ps.	13.2518

TARA MINERALS CORP.

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2007
Current exchange rate	Ps.	10.9043
Weighted average exchange rate for the two months ended	Ps.	10.8581

Reclassifications and Adjustments

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

Note 2.

Property, equipment and mine development

	December 31, 2008	October 31, 2008
	(Unaudited)	(Audited)

Land	$ 19,590	$ 19,590
Mining concessions:
Pilar (a)	$ 767,014	$ 767,013
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Centenario (b)	1,520,737	-
Mining concessions	2,909,490	1,388,752

Construction in Progress	664,960	640,027
Machinery and equipment	816,540	816,144
	4,390,990	2,844,923
Less – accumulated depreciation	(42,608)	(37,679)
	$ 4,348,382	$ 2,807,244

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

Calendar Year
2009	$596,764

In accordance with Accounting Principles Board Opinion 21, “Interest on Receivables and Payables” (APB 21), the future payments of the total payment amount of $800,000 has been discounted using the incremental borrowing rate of 5.01%. As of December 31, 2008, the present value of future payments is as follows:

	Debt	IVAT	Total
Total remaining debt	$ 547,609	$ 82,141	$ 629,750
Imputed interest	(32,986)	-	(32,986)
Present value of future payments	$ 514,623	$ 82,141	$ 596,764

TARA MINERALS CORP.

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2008, the last two payments for the Pilar mining concession due to Corporacion Amermin (“Amermin”) see Note 5, were modified and extended for exactly one year. Pursuant to the agreement, the Company removed one of the eight concessions in the Pilar groupings and returned it to Amermin.

b.

In November 2008, the Company executed an agreement to acquire eight mining concessions known as “Centenario” from an independent third party. The properties approximate 7,000 hectares and were purchased for a total of $1,894,050, including $247,050 in value added taxes to be paid in cash.

The original agreement did not specify that the $133,000 already paid would be applied to the effective purchase price of this mining concession resulting in the final agreement being amended; however, the amendment was not executed as of the date of this filing.  This amendment will include the notation that the effective purchase price of this property, excluding value added taxes, is $1,780,000, which includes the $133,000 previously paid and is currently in deposits in our balance sheet.

The debt payment schedule per the original agreement is as follows:

Calendar Year
2009	$299,000
2010	287,500
2011	575,000
2012	732,550
$1,894,050

In accordance with Accounting Principles Board Opinion 21, “Interest on Receivables and Payables” (APB 21), the future payments of the total payment amount of $1,647,000 has been discounted using the incremental borrowing rate of 2.97%. As of December 31, 2008, the present value of future payments on the Centenario contract is as follows:

	Debt	IVAT	Total
Future payments	$ 1,647,000	$ 247,050	$ 1,894,050
Imputed interest	(126,263)	-	(126,263)
Present value of debt	1,520,737	247,050	1,767,787
Less: current portion	(216,362)	(39,000)	(255,362)
	$ 1,304,375	$ 208,050	$ 1,512,425

Note 3.

Stockholders’ Equity

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.

Between October 31, 2008 and November 21, 2008 Tara Minerals issued 220,000 units at a price of $0.20 per unit. Each unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.40 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.

For the two months ended December 31, 2008, Tara Minerals issued 220,000 shares of common stock in association with the sold units described above, in addition to 340,000 shares of common stock related to the common stock which was subscribed at October 31, 2008.  The stock subscribed at October 31, 2008 included 50,000 shares issued at $0.60 for $30,000 with one warrant for each common share.  Each of these warrants

TARA MINERALS CORP.

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.90 per share during the  year following the sale.

Between October 31, 2007 and December 31, 2007, the Company did not issued any shares of common stock.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

There were no potentially dilutive shares at December 31, 2008 or 2007.

Note 4.

Income Taxes

During the year ended October 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.  Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

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

The components of the Company’s deferred tax asset as of December 31, 2008 are as follows:

2008
Net operating loss carry forward	$ 670,000
Valuation allowance	(670,000)
Net deferred tax asset	$ -

A reconciliation of the statutory income taxes rates and the effective rate is as follows:

2008
Tax at statutory rate (blended U.S. and MX)	33%
Valuation allowance	(33%)
-

TARA MINERALS CORP.

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon adoption of FIN 48, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  These amounts consider the guidance in FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.”  The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

The Company files income tax returns in the United States and certain states in the United States and certain foreign jurisdictions.  The Company filed its year end tax return for October 31, 2007 and due to the change from a fiscal year end to a calendar year end, will file its December 31, 2007 and 2008 tax returns after the filing of these financial statements.  These U. S. federal and foreign jurisdiction income tax returns for the years ended December 31, 2008 and 2007 are considered open tax years as of the date of these condensed consolidated financial statements.  No income tax returns are currently under examination by any tax authorities.

Note 5.

Related Party Transactions

The Company is a subsidiary of Tara Gold Resources Corp. As of April 30, 2007, another subsidiary of Tara Gold Resources Corp., Corporacion Amermin, S.A. de C.V. (“Amermin”), made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed in Note 2. These properties were assigned to the Company’s subsidiary American Metal Mining, S.A. de C.V (“American Metal Mining”) as of January 2007. American Metal Mining makes payments to Amermin and Amermin makes payments related to the original purchase agreement for the Pilar mining concession described in Note 2a above. Due to related parties current and non-current portions are $815,794 and $87,658 at December 31, 2008. Due to related parties current and non-current portions were $354,844 and $503,388, respectively, as of October 31, 2008.

In January 2007, Amermin paid the entire balance of Don Roman and Las Nuvias concessions. Per the assignment agreement, transferring the property to American Metal Mining, the Company makes payments to Amermin to repay for the amounts paid plus related value added taxes. As of December 31, 2008 the Company owed Amermin $210,000, which is included in the Due to related parties, current portion.

In July 31, 2008, the Company borrowed $34,084 in cash from Amermin in the form of short-term loans. The payables, denoted as due to related parties on the balance sheet, accrue at an annual interest rate of 6.5% and were payable in September 2008. As of December 31, 2008, $6,171 is still due to Amermin. This amount is included in our Due to Related Parties account.

Note 6.

Subsequent Events

In March 2009, the Company sold, in a private offering of $400,000 for units at a price of $0.20 per unit. Each unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.40 per share at any time on or before April 30, 2011.

.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through December 31, 2008 Tara Minerals did not generate any revenue and incurred $189,388 in exploration expenses and $2,720,607 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $1,164,173 pertaining to the issuance of stock options.

Between October 31, 2008 and November 21, 2008 Tara Minerals sold 560,000 Units at a price of $0.20 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.40 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.

Tara Minerals decided to change its year end from October 31 to December 31 to align with the year end of its parent company, Tara Gold Resources Corp.

As of March 15, 2009 Tara Minerals had a 100% interest in the mining properties listed below.  Although Tara Minerals believes that each of these properties has deposits of silver, copper, lead or zinc, the properties are in the exploratory state and may never produce any of these metals in commercial quantities.

All of Tara Minerals’ properties are located approximately 25 kilometers from the town of Choix, Sinaloa State, Mexico.

In Mexico, land size is denominated in hectares and weight is denominated in tonnes.  One hectare is equal to approximately 2.47 acres and one tonne is equal to 2,200 pounds.

Pilar de Mocoribo Prospect

The Pilar de Mocoribo prospect is 1,260 hectares in size.  Preliminary evaluation of the property has identified a series of parallel NE trending mineralized structures that can be traced for more than 300 meters.  These mineralized structures lie within a complex suite of volcanic-granitic and sedimentary (carbonate) rocks.  As of March 15, 2009 a preliminary rock-chip sampling program, at a cost of approximately $9,000 has been completed on the property.  Tara Minerals plans to delay any major work on this property so that more resources can be devoted to the Don Roman and Lourdes concession.

Don Roman and Lourdes Concession

The Don Roman and Lourdes concession is 331 hectares in size.  Preliminary evaluation of the property identified an abandoned mine and extensive sulfide mineralization within a complex suite of volcanic-granitic and sedimentary rocks.    Detailed surface sampling and road construction have been completed at cost of approximately $172,000.

Permits needed to move towards active mining, assessing exploitation options, and costs associated with the design of various mining and recovery systems have been obtained.  Mining and processing equipment have been purchased and the plant, which will be capable of processing a minimum of 200 tonnes per day, is nearing completion.  Water rights for the property have been acquired and a well to supply water to the plant is nearing completion.  High voltage electrical service has been supplied to an electrical substation which will supply power to operate the Plant.  Plant completion and initial production is scheduled for April 2009.

Las Nuvias Concession

The Las Nuvias prospect is 41 hectares in size.  Preliminary evaluation of the property has identified an abandoned prospect with historic vein-type mineralization occurring within an older complex suite of volcanic-granitic and sedimentary rocks.

As of March 15, 2009 a preliminary rock-chip sampling program, at a cost of approximately $9,000 has been completed on the property.  Since this property is directly south of the Don Roman and Lourdes concession, Tara Minerals plans to delay any major work on this property so that more resources can be devoted to the Don Roman and Lourdes concession.

Centenario Prospect

The Centenario prospect is aproximately  7,000 hectares in size and is adjacent to Tara Minerals existing mineral claims.  Preliminary evaluation of the property has indicated the potential for five separate mineral systems each having varying mineral characteristics.  Initial sampling has indicated the potential for two lead, zinc, silver systems; two gold copper systems; and one iron ore, gold, copper system.

As of March 15, 2009 a preliminary rock-chip sampling program, at a cost of approximately $15,000 has been completed on the property.  Tara Minerals plans to complete a detailed mapping and sampling program on this property, at a cost of approximately $75,000 by August 2009.

Results of Operation

During the period from its incorporation and through December 31, 2008, Tara Minerals did not generate any revenue and incurred $189,388 in exploration expenses and $2,720,607 in operating and general administration expenses.  Included in operating and general and administrative expenses are non-cash charges of $1,164,173 pertaining to the issuance of stock options.

Tara Minerals anticipates that its capital requirements during the twelve months ending December 31, 2009 will be:

Property payments and taxes – Pilar de Mocoribo property	$596,800
Exploration and Development – Don Roman property	150,000
Exploration and Development - Centenario property	75,000
Property payments and taxes – Centenario property	299,000
General and administrative expenses	350,000
Total	$1,470,800

Since its inception, Tara Minerals has financed its operations primarily from the sale of its common stock and warrants.

Tara Minerals’ future plans will be dependent upon the amount of capital available to Tara Minerals, the amount of cash provided by its operations, and the extent to which Tara Minerals is able to have joint venture partners pay the costs of exploring and developing its mining properties.  Tara Minerals will need to obtain additional capital if it is unable to generate sufficient cash from its operations.

Tara Minerals does not have any commitments or arrangements from any person to provide Tara Minerals with any additional capital.

Tara Minerals anticipates that it will need to hire 15 new employees during the twelve-month period ending December 31, 2009 primarily to run mining operations.

See Note 1 to the financial statements included as part of this report for a description of Tara Minerals’ significant accounting policies.

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

There were no changes in Tara Minerals’ internal controls over financial reporting that occurred during the transition period that have materially affected, or are reasonably likely to materially affect, Tara Minerals’ internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between October 31, 2008 and November 21, 2008 Tara Minerals sold 220,000 units at a price of $0.20 per unit. Each unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.40 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.

For the two months ended December 31, 2008, Tara Minerals issued 220,000 shares of common stock in association with the sold units described above in addition to 340,000 shares of common stock related to the common stock subscribed at October 31, 2008.  The stock subscribed at October 31, 2008 included 50,000 shares issued at $0.60 for $30,000 with one warrant for each common share.  Each of these warrants entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.90 per share during the year following the sale.

Tara Minerals relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares referred to above.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

(a)

Exhibits

Number

Exhibit

31

Rule 13a-14(a) Certifications

32

Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2009.

TARA MINERALS CORP.

By:   /s/ Francis Richard Biscan Jr.

 Francis Richard Biscan, Jr.,

President and Chief Executive Officer

By:   /s/ Clifford A. Brown

 Clifford A. Brown,

Principal Financial and Accounting Officer