Form 10-Q
period 2009-03-31
Tara Minerals Corp.
filed 2009-05-14
CIK 1387054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM __________ TO __________.

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

As of May 14, 2009, the Company had 40,942,667 outstanding shares common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE THREE MONTHS ENDED

MARCH 31, 2009 AND MARCH 31, 2008

And

THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH MARCH 31, 2009

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,198	$21,012
Recoverable value added taxes	577,910	591,200
Other receivables	3,647	5,608
Due from related parties, net	424,933	423,004
Total current assets	1,055,688	1,040,824
Land	19,590	19,590
Property, equipment and mine development, net of accumulated depreciation of $46,924 and $42,608 at March 31, 2009 and
and December 31, 2008, respectively	4,377,586	4,348,382
Deposits	133,000	133,000
Other assets	-	1,090
Total assets	$5,585,864	$5,542,886

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$114,169	$41,409
Accrued expenses	54,895	83,227
Notes payable, current portion	226,190	255,362
Due to related parties, current portion	882,829	815,794
Total current liabilities	1,278,083	1,195,792

Notes payable, non-current portion	1,512,425	1,512,425
Due to related parties, non-current portion	142,295	87,658
Total liabilities	2,932,803	2,795,875

Minority Interest	-	-
Commitments and contingencies	-	-

Stockholders’ equity:
Common stock: $0.001 par value; authorized 75,000,000 shares; issued and outstanding: 37,910,167 shares at March 31, 2009 and December 31, 2008,
respectively	37,910	37,910
Additional paid-in capital	5,040,263	5,040,263
Common stock subscribed	115,000	-
Deficit accumulated during exploration stage	(2,251,160)	(2,090,246)
Other comprehensive loss	(288,952)	(240,916)
Total stockholders’ equity	2,653,061	2,747,011
Total liabilities and stockholders’ equity	$5,585,864	$5,542,886

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND

COMPREHENSIVE LOSS

			From
			Inception
	For the Three	For the Three	May 12, 2006
	months ended	months ended	to
	March 31,	March 31,	March 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)
Mining revenues:	$-	$-	$-

Cost of revenue:
Exploration expenses	10,029	1,408	199,418

Operating, general, and administrative expenses:
Operating, general, and administrative expenses	181,934	102,850	2,902,541
Total operating, general, and administrative expenses	181,934	102,850	2,902,541

Net operating loss	(191,963)	(104,258)	(3,101,959)

Non-operating (income) expense:
Interest (income)	(6,880)	(12,945)	(76,477)
Other (income)	(24,259)	(191)	(774,470)
Interest expense	89	169	153
	(31,050)	(12,967)	(850,794)

Minority interest	-	-	5

Provision (benefit) for income taxes	-	-	-

Net loss	(160,913)	(91,291)	(2,251,160)

Other comprehensive income (expense):
Foreign currency translation	(48,036)	14,238	(288,952)
Comprehensive loss	$(208,949)	$(77,053)	$(2,540,112)

Net loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares of common stock outstanding, basic and dilutive	37,910,167	37,649,132

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months	From inception
	Ended.	Ended.	(May 12, 2006)
	March 31,	March 31,	through
	2009	2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(160,913)	$(91,291)	$(2,251,160)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation expense	4,316	5,167	46,924
Stock based compensation	-	-	1,164,173
Common stock issued for services	-	-	750,000
Minority interest	-	-	5
Cancellation of common shares for settlement	-	-	(750,000)
Changes in assets and liabilities
Decrease (increase) in recoverable value added taxes	13,290	(48,610)	(217,905)
Decrease (increase) in other receivables	1,960	(92)	(3,647)
Decrease in prepaid expenses	-	36,997	-
Decrease in other assets	1,090	-	-
Increase in accounts payable	72,760	-	114,169
(Decrease) in accrued expenses	(28,332)	(22,111)	54,895

Net cash used in operating activities	(95,829)	(119,940)	(1,092,546)

Cash Flows from Investing Activities:
Acquisition of land	-	-	(19,590)
Purchase of mining concession	(5,828)	-	(60,878)
Payments made for construction in progress	(25,496)	(310,215)	(690,456)
Acquisition of machinery	(2,195)	(10,519)	(51,664)
Payments toward mining deposits	-	(132,908)	(133,000)

Net cash used in investing activities	(33,519)	(453,642)	(955,588)

Cash Flows from Financing Activities:
Cash from the sale of common stock	-	500,000	3,314,000
Common stock subscribed	115,000	-	115,000
Payments toward notes payable	(29,173)	-	(29,173)
Payments toward equipment financing	-	-	(160,026)
Change in due to/from related parties, net	119,743	7,093	(853,512)
Minority interest, net assets of subsidiary	-	-	(5)

Net cash provided by (used in) financing activities	205,570	507,093	2,386,284

Effect of exchange rate on cash+	(48,036)	14,238	(288,952)

Net increase (decrease) in cash	28,186	(52,251)	49,198

Cash, beginning of period	21,012	467,361	-

Cash, end of period	$49,198	$415,110	$49,198

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

			From inception
	Three Months.	Three Months.	(May 12, 2006)
	Ended	Ended	through
	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Supplemental Information:
Interest paid	$5,828	$-	$60,879
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:
Acquisition of property and equipment through debt	$-	$-	$167,072

Purchase of mining concession paid by
debt to related party plus capitalized interest	$-	$1,357,463	$1,333,703

Purchase of mining concession paid with
notes payable plus capitalized interest	$-	$-	$1,520,737

Recoverable value-added taxes incurred through
Additional debt and due to related party	$-	$-	$360,004

Purchase of mining equipment with common stock	$-	$600,000	$600,000

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation:

The accompanying Condensed Consolidated Financial Statements of Tara Minerals Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended October 31, 2008 and the Company’s Transition Report on Form 10-QT for the two months ended December 31, 2008. Significant accounting policies disclosed therein have not changed.

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

The Company is a subsidiary of Tara Gold Resources, Corp.

In February 2009, the Company opted to change its year end from October 31 to December 31 to align with the year end of its parent company, Tara Gold Resources Corp.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheet of the Company at March 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the three months ended March 31, 2009 and 2008, respectively. (Mexican pesos per one U.S. dollar).

	March 31, 2009
Current exchange rate	Ps.	14.3855
Weighted average exchange rate for the two months ended	Ps.	14.3725

	March 31, 2008
Current exchange rate	Ps.	10.6987
Weighted average exchange rate for the two months ended	Ps.	10.8090

Reclassifications and Adjustments

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

Note 2.

Property, equipment and mine development

	March 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)

Land	$ 19,590	$ 19,590
Mining concessions:
Pilar (a)	$ 767,014	$ 767,014
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Centenario (b)	1,526,565	1,520,737
Mining concessions	2,915,318	2,909,490

Construction in Progress	690,456	664,960
Machinery and equipment	818,736	816,540
	4,424,510	4,390,990
Less – accumulated depreciation	(46,924)	(42,608)
	$ 4,377,586	$ 4,348,382

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

In accordance with Accounting Principles Board Opinion 21, “Interest on Receivables and Payables” (APB 21), the future payments of the total payment amount of $800,000 has been discounted using the incremental borrowing rate of 5.01%. As of March 31, 2009, the present value of future payments is as follows:

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

The debt payment schedule per the original agreement is as follows:

Calendar Year
2009	$264,000
2010	287,500
2011	575,000
2012	732,550
$1,859,050

TARA MINERALS CORP.

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with Accounting Principles Board Opinion 21, “Interest on Receivables and Payables” (APB 21), the future payments of the total payment amount of $1,647,000 has been discounted using the incremental borrowing rate of 2.97%. As of December 31, 2008, the present value of future payments on the Centenario contract is as follows:

	Debt	IVAT	Total
Future payments	$ 1,616,565	$ 242,485	$ 1,859,050
Imputed interest	(120,435)	-	(120,435)
Present value of debt	1,496,130	242,485	1,738,615
Less: current portion	(191,755)	(34,435)	(226,190)
	$ 1,304,375	$ 208,050	$ 1,512,425

Note 3.

Stockholders’ Equity

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.

In March 2009, the Company sold, in a private offering of 2,000,000 units for $400,000 in cash, or $0.20 per unit. Each unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.40 per share at any time on or before April 30, 2011. These shares remain part of common stock subscribed at March 31, 2009.

During the three months ended March 31, 2008, the Company issued 1,200,000 common shares for mining equipment valued at $600,000 or $0.50 per share.

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

There were no potentially dilutive shares at March 31, 2009 or 2008.

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

The components of the Company’s deferred tax asset as of March 31, 2009 are as follows:

	2009	2008
Net operating loss carry forward	$ 722,000	$ 670,000
Valuation allowance	(722,000)	(670,000)
Net deferred tax asset	$ -	$ -

A reconciliation of the statutory income taxes rates and the effective rate is as follows:

	2009	2008
Tax at statutory rate (blended U.S. and MX)	32%	33%
Valuation allowance	(32%)	(33%)
	-	-

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

Note 5.

Related Party Transactions

The Company is a subsidiary of Tara Gold Resources Corp. As of April 30, 2007, another subsidiary of Tara Gold Resources Corp., Corporacion Amermin, S.A. de C.V. (“Amermin”), made the arrangements to purchase the

TARA MINERALS CORP.

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pilar, Don Roman and Las Nuvias properties listed in Note 2. These properties were assigned to the Company’s subsidiary American Metal Mining, S.A. de C.V (“American Metal Mining”) as of January 2007. American Metal Mining makes payments to Amermin and Amermin makes payments related to the original purchase agreement for the Pilar mining concession described in Note 2a above. Due to related parties current and non-current portions are $882,829 and $142,295 at March 31, 2009. Due to related parties current and non-current portions were $815,794 and $87,658, respectively, as of December 31, 2008.

In January 2007, Amermin paid the entire balance of Don Roman and Las Nuvias concessions. Per the assignment agreement, transferring the property to American Metal Mining, the Company makes payments to Amermin to repay for the amounts paid plus related value added taxes. As of March 31, 2009 the Company owed Amermin $210,000, which is included in the Due to related parties, current portion.

In July 31, 2008, the Company borrowed $34,084 in cash from Amermin in the form of short-term loans. The payables, denoted as due to related parties on the balance sheet, accrue at an annual interest rate of 6.5% and were payable in September 2008. As of March 31, 2009, $6,171 is still due to Amermin. This amount is included in our Due to Related Parties account.

Note 6.

Subsequent Events

Subsequent to quarter end the Company:

•

sold 2,040,000 units for $408,000 in cash, or $0.20 per unit.  Each unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.40 per share at any time on or before April 30, 2011.

•

issued 192,500 shares for a finder’s fee in association with the Company’s private placement discussed above and valued at $0.47 per share for a total value of $90,475.

•

issued 650,000 shares for officer bonuses and 150,000 shares for consulting services, valued at the closing price on April 23, 2009 of $0.16 per share, for a total value of $128,000.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through March 31, 2009, Tara Minerals did not generate any revenue and incurred $199,418 in exploration expenses and $2,902,541 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $1,164,173 pertaining to the issuance of stock options.

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

As of March 31, 2009 Tara Minerals had a 100% interest in the mining properties listed below.  Although Tara Minerals believes that each of these properties has deposits of silver, copper, lead or zinc, the properties are in the exploratory state and may never produce any of these metals in commercial quantities.

All of Tara Minerals’ properties are located approximately 25 kilometers from the town of Choix, Sinaloa State, Mexico.

In Mexico, land size is denominated in hectares and weight is denominated in tonnes.  One hectare is equal to approximately 2.47 acres and one tonne is equal to 2,200 pounds.

Pilar de Mocoribo Prospect

The Pilar de Mocoribo prospect is 1,260 hectares in size.  Preliminary evaluation of the property has identified a series of parallel NE trending mineralized structures that can be traced for more than 300 meters.  These mineralized structures lie within a complex suite of volcanic-granitic and sedimentary (carbonate) rocks.  As of March 31, 2009 a preliminary rock-chip sampling program, at a cost of approximately $9,000 has been completed on the property.  Tara Minerals plans to delay any major work on this property so that more resources can be devoted to the Don Roman and Lourdes concession.

Don Roman and Lourdes Concession

The Don Roman and Lourdes concession is 331 hectares in size.  Preliminary evaluation of the property identified an abandoned mine and extensive sulfide mineralization within a complex suite of volcanic-granitic and sedimentary rocks.    Detailed surface sampling and road construction have been completed at cost of approximately $172,000.

Permits needed to move towards active mining, assessing exploitation options, and costs associated with the design of various mining and recovery systems have been obtained.  Mining and processing equipment have been purchased and the plant, which will be capable of processing a minimum of 200 tonnes per day, has begun test ore runs on one of three circuits.  Water rights for the property have been acquired and a well to supply water to the plant has been completed..  High voltage electrical service has been supplied to an electrical substation which will supply power to operate the Plant. Two circuits capable of producing a minimum of 200 tonnes per day have been completed and are under going test runs in order to make final adjustments. Work continues on the third ball mill, which will add a minimum of another 100 tonnes of production capacity, and also the addition of a fourth ball mill, which will be used as a regrind circuit. When the plant has been completed, it is expected to operate at a minimum throughput rate of 400 tonnes per operating day. Initial discussions have been held with no less then four different concentrate buyers. Negotiations with these buyers are ongoing and proposed sales terms are being reviewed. It is anticipated that a sales agreement will be in place before the end of May, 2009.

Las Nuvias Concession

The Las Nuvias prospect is 41 hectares in size.  Preliminary evaluation of the property has identified an abandoned prospect with historic vein-type mineralization occurring within an older complex suite of volcanic-granitic and sedimentary rocks.

As of March 31, 2009 a preliminary rock-chip sampling program, at a cost of approximately $9,000 has been completed on the property.  Since this property is directly south of the Don Roman and Lourdes concession, Tara Minerals plans to delay any major work on this property so that more resources can be devoted to the Don Roman and Lourdes concession.

Centenario Prospect

The Centenario prospect is approximate 7,000 hectares in size and is adjacent to Tara Minerals existing mineral claims.  Preliminary evaluation of the property has indicated the potential for five separate mineral systems each having varying mineral characteristics.  Initial sampling has indicated the potential for two lead, zinc, silver systems; two gold copper systems; and one iron ore, gold, copper system.

As of March 31, 2009 a preliminary rock-chip sampling program, at a cost of approximately $15,000 has been completed on the property.  Tara Minerals plans to complete a detailed mapping and sampling program on this property, at a cost of approximately $75,000 by August 2009.

Results of Operation

During the period from its incorporation and through March 31, 2009, Tara Minerals did not generate any revenue and incurred $199,418 in exploration expenses and $2,902,541 in operating and general administration expenses.  Included in operating and general and administrative expenses are non-cash charges of $1,164,173 pertaining to the issuance of stock options.

Tara Minerals anticipates that its capital requirements during the twelve months ending March 31, 2010 will be:

Property payments and taxes – Pilar de Mocoribo property	$629,750
Exploration and Development – Don Roman property	150,000
Exploration and Development - Centenario property	75,000
Property payments and taxes – Centenario property	264,000
General and administrative expenses	350,000
Total	$1,468,750

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

Tara Minerals anticipates that it will need to hire 15 new employees during the twelve-month period ending March 31, 2010 primarily to run mining operations.

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

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

(a)

Exhibits

Number

Exhibit

31

Rule 13a-14(a) Certifications

32

Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2009.

TARA MINERALS CORP.

By:   /s/ Francis Richard Biscan Jr.

 Francis Richard Biscan, Jr.,

President and Chief Executive Officer

By:   /s/ Clifford A. Brown

 Clifford A. Brown,

Principal Financial and Accounting Officer