Form 10-Q
period 2009-06-30
Tara Minerals Corp.
filed 2009-08-19
CIK 1387054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM __________ TO __________.

COMMISSION FILE NUMBER    333-143512

TARA MINERALS CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-5000381
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2162 Acorn Court
Wheaton, IL	60187
(Address of principal executive offices)	(Zip code)

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

As of August 17, 2009, the Company had 41,588,985 outstanding shares common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE SIX MONTHS ENDED

JUNE 30, 2009 AND JUNE 30, 2008

And

the period from inception (May 12, 2006) through June 30, 2009

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$307,060	$21,012
Recoverable value added taxes	802,993	591,200
Other receivables	14,404	5,608
Due from related parties, net	433,599	423,004
Total current assets	1,558,056	1,040,824
Land	19,590	19,590
Property, equipment and mine development, net of accumulated depreciation
of $51,675 and $42,608 at June 30, 2009 and December 31, 2008, respectively	5,174,010	4,348,382
Deposits	558,760	133,000
Goodwill	12,028	-
Other assets	1,138	1,090
Total assets	$7,323,582	$5,542,886

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,060	$41,409
Accrued expenses	38,096	83,227
Notes payable, current portion	198,067	255,362
Due to related parties, current portion	1,096,962	815,794
Total current liabilities	1,363,185	1,195,792

Convertible debenture, related party, net of debt discount of
$1,695,000 and $0 at June 30, 2009 and December 31, 2008, respectively	-	-
Notes payable, non-current portion	1,488,376	1,512,425
Due to related parties, non-current portion	-	87,658
Total liabilities	2,851,561	2,795,875

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock: $0.001 par value; authorized 75,000,000 shares; issued and outstanding
: 41,588,985 and 37,910,167 shares at June 30, 2009 and December 31, 2008, respectively	41,589	37,910
Additional paid-in capital	7,543,559	5,040,263
Common stock subscribed	-	-
Deficit accumulated during exploration stage	(2,919,078)	(2,090,246)
Other comprehensive loss	(194,053)	(240,916)
Total Tara Minerals stockholders’ equity	4,472,017	2,747,011

Noncontrolling interest	4	-
Total liabilities and stockholders’ equity	$7,323,582	$5,542,886

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND

COMPREHENSIVE LOSS

	For the	For the e	For the	For the	From
	Three	Three	Six	Six	inception
	months	months	months	months	May 12,
	ended	ended	ended	ended	2006 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Mining revenues:	$ -	$ -	$ -	$ -	$ -

Cost of revenue:
Exploration expenses	42,355	6,073	52,384	7,481	241,773

Operating, general, and administrative expenses:
Operating, general, and administrative expenses	628,618	137,052	810,553	239,902	3,531,160
	628,618	137,052	810,553	239,902	3,531,160

Net operating loss	(670,973)	(143,125)	(862,937)	(247,383)	(3,772,933)

Non-operating (income) expense:
Interest (income)	(6,637)	(17,517)	(13,517)	(30,462)	(83,114)
Other (income)	(1,045)	(750,004)	(25,304)	(750,195)	(775,516)
Interest expense	4,626	159	4,716	328	4,780
	(3,056)	(767,362)	(34,105)	(780,329)	(853,850)

Provision (benefit) for income taxes	-	-	-	-	-
Net income (loss)	(667,917)	624,237	(828,832)	532,946	(2,919,083)

Less: Noncontrolling interest	-	-	-	-	5
Net income (loss) attributable to Tara Minerals’ common shareholders	(667,917)	624,237	(828,832)	532,946	(2,919,078)

Other comprehensive income (expense):
Foreign currency translation	94,899	59,790	46,863	74,028	(194,053)
Comprehensive income (loss)	$ (573,018)	$ 684,027	$ (781,969)	$ 606,974	$(3,113,131)

Net income (loss) per share attributable to Tara Minerals’ common shareholders, basic	$ (0.01)	$ 0.02	$ (0.02)	$ 0.02

Weighted average number of shares of common stock outstanding, basic	40,036,349	38,425,689	38,979,131	38,037,411

Net income (loss) per share attributable to Tara Minerals’ common shareholders, diluted	$ (0.01)	$ 0.02	$ (0.02)	$ 0.02

Weighted average number of shares of common stock outstanding, diluted	40,036,349	39,425,689	38,979,131	39,037,411

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months	From inception
	Ended.	Ended.	(May 12, 2006)
	June 30,	June 30,	through
	2009	2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(828,832)	$532,946	$(2,919,078)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation expense	9,067	10,549	51,675
Stock based compensation	135,500	-	1,299,673
Common stock issued for services	218,475	-	968,476
Minority interest	4	-	5
Cancellation of common shares for settlement	-	(750,000)	(750,000)
Expense of mining deposit upon note modification	6,000	-	-
Changes in assets and liabilities
(Increase) in receivables	(8,796)	-	(14,404)
(Increase) in recoverable value added taxes	(216,716)	(114,216)	(447,913)
(Increase) in other receivables	-	(281)	(1,138)
Decrease in prepaid expenses	-	47,401	-
(Increase) in other assets	(48)	-	-
(Decrease) increase in accounts payable	(11,574)	(7,823)	29,835
(Decrease) increase in accrued expenses	(57,204)	17,558	26,024
Net cash used in operating activities	(754,124)	(263,866)	(1,756,846)

Cash Flows from Investing Activities:
Acquisition of land	-	-	(19,590)
Purchase of mining concession	(23,450)	(15,801)	(200,705)
Payments made for construction in progress	(464,498)	(616,905)	(1,129,458)
Acquisition of machinery	(48,925)	(16,455)	(98,393)
Payments toward mining deposits	(558,760)	(138,015)	(558,760)
Cash included in business acquisition	2,037	-	2,037
Business acquisition goodwill	(3,758)	-	(3,758)
Net cash used in investing activities	(1,097,354)	(787,176)	(2,008,627)

Cash Flows from Financing Activities:
Cash from the sale of common stock	458,000	500,000	3,772,000
Payments toward notes payable	(110,462)	-	(115,257)
Payments toward equipment financing	-	-	(160,026)
Change in due to/from related parties, net	1,743,125	58,936	769,870
Common stock subscribed	-	39,500	-
Minority interest, net assets of subsidiary	-	-	(1)
Net cash provided by (used in) financing activities	2,090,663	598,436	4,266,586

Effect of exchange rate on cash	46,863	74,028	(194,053)

Net increase (decrease) in cash	286,048	(378,578)	307,060

Cash, beginning of period	21,012	467,361	-

Cash, end of period	$307,060	$88,783	$307,060

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

			From inception
	Six Months.	Six Months.	(May 12, 2006)
	Ended	Ended	through
	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Supplemental Information:
Interest paid	$23,450	$-	$73,705
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:
Acquisition of property and equipment through debt	$-	$-	$167,072

Purchase of mining concession paid by
debt to related party plus capitalized interest
(current period movement due to note modification)	$(52,048)	$25,163	$1,281,655

Purchase of mining concession paid with
notes payable plus capitalized interest
(current period movement due to note modification)	$349,869	$-	$1,748,401

Recoverable value-added taxes incurred through
Additional debt and due to related party	$(4,923)	$-	$355,081

Purchase of mining equipment with common stock	$-	$600,000	$600,000

Beneficial conversion value for convertible debt	$1,695,000	$-	$1,695,000

Business Combination of American Copper Mining:
Cash	$(2,037)	$-	$(2,037)
Due from related parties	1,989	-	1,989
Goodwill (from net assets)	8,270	-	8,270
Accounts payable and accrued expenses	12,071	-	12,071

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

Tara Minerals Corp. (the “Company”) was organized May 12, 2006 under the laws of the State of Nevada. The Company currently is engaged in the acquisition, exploration and development of mineral resource properties in Mexico.  The Company owns 99.9% of the common stock of American Metal Mining, S.A. de C.V. (“AMM”), which was established in December 2006 and operates in México. The Company also owns 100% of the common stock of ADIT Resources Corp., which in turns owns 99.9% of American Copper Mining, S.A. de C.V. (“ACM”), which was established in December 2006 and operates in México.  ADIT Resources Corp. (“ADIT”) was organized in June 2009 and ACM was purchased in June 2009.  The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “ Accounting and Reporting by Development Stage Enterprises,” is considered an Exploration Stage Company.

The Company is a subsidiary of Tara Gold Resources, Corp.

In February 2009, the Company opted to change its year end from October 31 to December 31 to align with the year end of its parent company, Tara Gold Resources Corp.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at June 30, 2009, the condensed consolidated statements of operations for the three months and the six months ended June 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The consolidated financial statements include the financial statements of the Company, AMM, ADIT and ACM. All amounts are in U.S. dollars unless otherwise indicated. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The financial statements of the all Mexico subsidiaries should not be construed as representations that Mexican pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the six months ended June 30, 2009 and 2008, respectively. (Mexican pesos per one U.S. dollar).

	June 30, 2009
Current exchange rate	Ps.	13.1812
Weighted average exchange rate for the six months ended	Ps.	13.8577

	June 30, 2008
Current exchange rate	Ps.	10.3028
Weighted average exchange rate for the six months ended	Ps.	10.6211

Reclassifications and Adjustments

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

Non-Controlling Interest

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS 160”). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the condensed consolidated statement of operations. We expect this to affect our financial statements in the third quarter of 2009.

Accounting Pronouncements

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during the second quarter of 2009, but does not believe this guidance will have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will apply the provisions of this statement prospectively beginning with the second quarter 2009, and does not expect its adoption to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in second quarter 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending January 3, 2010. This will not have an impact on the consolidated results of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Note 2.

Property, equipment and mine development

	June 30, 2009	December 31, 2008
	(Unaudited)	(Unaudited)

Land	$ 19,590	$ 19,590
Mining concessions:
Pilar (a)	$ 710,172	$ 767,014
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Centenario (b)	1,898,850	1,520,737
Mining concessions	3,230,761	2,909,490

Construction in Progress	1,129,458	664,960
Machinery and equipment	865,466	816,540
	5,225,685	4,390,990
Less – accumulated depreciation	(51,675)	(42,608)
	$ 5,174,010	$ 4,348,382

Pilar, Las Nuvias, Centenario and Don Roman, are all geographically located together in Mexico and are known as the Don Ramon Groupings.

a.

In September 2006 another subsidiary of Tara Gold Resources Corp., the Company’s parent, acquired the Pilar de Mocoribo Prospect (“Pilar”) from an unrelated third party for $800,000 plus $120,000 of value added tax. This property was then assigned to AMM in January 2007. In June 2009, AMM and the note holder modified the agreement to return one mining concession under this agreement and reduce the purchase by $60,870 plus the related $9,130 of value added tax.  The resulting purchase price of the remaining concessions is $739,130 plus $110,870 of value added tax.  The Company is required to repay the other subsidiary of its parent for this mining concession as follows (including the applicable value added tax):

Calendar Year
2009	$530,791

In accordance with Accounting Principles Board Opinion 21, “ Interest on Receivables and Payables” (APB 21), the future payments of the total payment amount of $739,130 has been discounted using the incremental borrowing rate of 5.01%. As of June 30, 2009, the present value of future payments is as follows:

	Debt	IVAT	Total
Total remaining debt	$ 486,739	$ 73,011	$ 559,750
Imputed interest	(28,959)	-	(28,959)
Present value of future payments	$ 457,780	$ 73,011	$ 530,791

b.

In November 2008, AMM executed an agreement to acquire eight mining concessions known as “Centenario” from an independent third party. The properties approximate 5,400 hectares and were purchased for a total of $1,894,050, including $247,050 in value added taxes to be paid in cash.

In June 2009, AMM and the note holder modified the agreement to 1) revalue the entire Centenario concession to $2,000,000, 2) apply $127,000 toward the purchase price which we had already paid and recorded as a mining deposit, and 3) apply $197,956 toward the updated value of the concession which was originally paid by another subsidiary of Tara Gold Resources Corp.  These changes resulted in the following 1) additional debt of $28,044 plus related value added tax for these concessions, 2) the reduction of our mining deposit of $127,000, 3) the expense of $6,000 that AMM also paid but which was not included in the revaluation of the concession and 4) and increase in our due to related party of $197,956 plus related value added tax.  Our effective amount financed in relation to this concession $1,675,044 plus $251,257 of value added tax.

The resulting debt payment schedule, including applicable value added tax, is as follows:

Calendar Year
2009	$198,067
2010	249,374
2011	546,673
2012	692,330
$1,686,444

In accordance with Accounting Principles Board Opinion 21, “ Interest on Receivables and Payables” (APB 21), the future payments of the total payment amount of $1,575,044 has been discounted using the incremental borrowing rate of 2.97%. As of June 30 2009, the present value of future payments on the Centenario contract is as follows:

	Debt	IVAT	Total
Future payments	$ 1,554,430	$ 233,164	$ 1,787,594
Imputed interest	(101,150)	-	(101,150)
Present value of debt	1,453,280	233,164	1,686,444
Less: current portion	(169,567)	(28,500)	(198,067)
	$ 1,283,713	$ 204,664	$ 1,488,377

Note 3.

Mining Deposit

As of June 2009, our subsidiary ACM paid $500,000 plus applicable value added tax toward the purchase of the Pichaco exploration and exploitation agreement for the Picacho mining concession in Mexico.  The agreement for purchase was finalized in July 2009.

As of June 2009, our subsidiary AMM paid approximately $50,000 plus applicable value added tax toward the purchase of 3 concessions (Pirita, La Fe, and Suerte) in Mexico.  The agreement for purchase was finalized in July 2009.

Note 4.

Convertible debt related party

In June 2009, the Company entered into a convertible debt agreement with its parent Tara Gold Resources Corp., for $1,695,000, with principle and interest due June 30, 2011.  Interest is prime rate plus 3.25% and calculated on a 365-day year.  Principle and interest are convertible into the Company’s common stock at a fixed price of $0.20.

At the date of inception, the debt had a beneficial conversion feature of $1,695,000.  This was recorded as a debt discount and will be accreted to interest expense over the term of the debt.

Note 5.

Stockholders’ Equity

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.

Between March 2009 and June 2009, the Company sold 2,290,000 units at a price of $0.20 per unit.  Each unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.40 per share at any time on or before May 31, 2011. As of June 30, 2009, 2,290,000 shares of common stock for $458,000 have been issued in relation to this private offering.

In April 2009, the Company issued 650,000 shares of common stock valued at $104,000 or $0.16 a share for officer bonuses.

In April 2009, the Company issued 150,000 shares of common stock valued at $24,000 or $0.16 a share for services.

In May 2009, the Company issued 192,500 shares of common stock valued at $90,475 or $0.47 a share for services.

In June 2009, the Company issued 196,318 shares of common stock valued at $31,500 or $0.16 a share for salaries.

In June 2009, the Company issued 200,000 shares of common stock valued at $104,000 or $0.52 a share for services.

During the six months ended June 30, 2008, the Company issued 1,200,000 common shares for mining equipment valued at $600,000 or $0.50 per share.

In June 2008, the Company settled a claim against a former vendor. The settlement agreement called for the return of 1,500,000 shares of the Company’s common stock, valued at $750,000, as payment in full of the Company’s claim. The Company recorded a $750,000 gain on the settlement, which was recorded as other income on the Consolidated Statement of Operations, and cancelled the shares.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “ Earnings Per Share.”  The weighted average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

At June 30, 2009, the Company had a net loss resulting in no dilution of any common stock equivalents. The following table reconciles basic earnings per share and diluted earnings per share attributable to Tara Minerals stockholders and the related weighted average number of shares outstanding as of June 30, 2008:

	For the Three Months Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$ 624,237
Less: Noncontrolling interest	-	-	$ 0.00
Basic EPS:
Income available to Tara Minerals common stockholders	$ 624,237	38,425,689	$ 0.02

Options - Biscan		750,000
Options - Brown	-	250,000

Diluted EPS:
Net income attributable to Tara Minerals common stockholders plus assumed conversions	$ 624,237	39,425,689	$ 0.02

	For the Six Months Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$ 532,946
Less: Noncontrolling interest	-	-	$ 0.00
Basic EPS:
Income available to Tara Minerals common stockholders	$ 532,946	38,037,411	$ 0.02

Options - Biscan		750,000
Options - Brown	-	250,000

Diluted EPS:
Net income attributable to Tara Minerals common stockholders plus assumed conversions	$ 532,946	39,037,411	$ 0.02

Note 6.

Income Taxes

During the year ended October 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “ Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.  Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

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

The components of the Company’s deferred tax asset as of June 30, 2009 are as follows:

	2009	2008
Net operating loss carry forward	$ 935,000	$ 670,000
Valuation allowance	(935,000)	(670,000)
Net deferred tax asset	$ -	$ -

A reconciliation of the statutory income taxes rates and the effective rate is as follows:

	2009	2008
Tax at statutory rate (blended U.S. and MX)	32%	33%
Valuation allowance	(32%)	(33%)
	-	-

Upon adoption of FIN 48, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  These amounts consider the guidance in FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.”  The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

The Company files income tax returns in the United States and certain states in the United States and certain foreign jurisdictions.  The Company filed its year end tax return for October 31, 2007, and due to the change from a fiscal year end to a calendar year end, filed its December 31, 2007 tax return.  The calendar 2008 tax return will be filed by the extended due date after the filing of these financial statements.  These U. S. federal and foreign jurisdiction income tax returns for the years ended December 31, 2008 and 2007 are considered open tax years as of the date of these condensed consolidated financial statements.  No income tax returns are currently under examination by any tax authorities.

Note 7.

Related Party Transactions

Due to related parties current was $1,096,962 as of June 30, 2009; current and non-current, respectively, at December 31, 2008 were $815,794 and $87,658.

The Company is a subsidiary of Tara Gold Resources Corp. In January 2007, another subsidiary of Tara Gold Resources Corp., Corporacion Amermin, S.A. de C.V. (“Amermin”), made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Grouping). These properties were assigned to the Company’s subsidiary AMM as of January 2007. AMM makes payments to Amermin and Amermin makes payments related to the original purchase agreements.  At June 30, 2009, Amermin has paid the original note holder in full but AMM has not paid Amermin. At June 30, 2009, due to related parties, current consisted of:

- Pilar mining concession:  $530,791 (inclusive of valued added tax)

- Don Roman concession:  $210,000

The remaining due to related parties current as of June 30, 2009 is $337,500, is due to Amermin for other related party loans.

Note 8.

Organization of ADIT Resources Corp. and Purchase of American Copper Mining, S.A. de C.V.

In June 2009, the Company organized ADIT Resources Corp. (“ADIT”), a Nevada corporation, for the sole purpose of purchasing American Copper Mining, S.A. de C.V. (“ACM”), which also occurred in June 2009.

ACM owns properties which are in the same general area as the properties owned by the Company’s AMM subsidiary .  Effective June 2009, the Company, through ADIT, purchased 99.9% of ACM’s common stock for approximately $3,800.  The purpose of purchasing ACM allows the Company to invest in other mining opportunities outside of the original purview of AMM.

As of the date of purchase, ACM was virtually dormant.  Also at the date of purchase, ACM was controlled by the President of our Mexico division, but not the Company’s CEO in the United States nor did the Company have risk of loss for any transactions conducted by ACM prior to the purchase.  The Company had accounted for previous transactions with ACM as related party transactions, which eliminated in consolidation at the date of purchase.

The Company has initially calculated the fair value of the assets purchased and liabilities assumed as follows:

Assets	June 2009
Cash	$ 2,037
Due from related parties and value added tax	1,989
Liabilities
Due to related parties	(12,296)
Fair market value of net identifiable assets	(8,270)
Less: Purchase price of 99.9% of outstanding common stock	(3,757)
Value of assigned goodwill	$ 12,028

We are currently finalizing this transaction and have not yet identified any intangible items which qualify for separate disclosure and accounting apart from goodwill.  When the transaction is finalized this may affect the valuation of the fair values disclosed above in part due to changes in pesos in relation to the US dollar.

Note 9.

Subsequent Events

Subsequent to quarter end the Company:

•

Executed the Pichaco exploration and exploitation agreement which includes eight concessions, for $4,800,000 plus $720,000 of value added tax.  The amount financed is $4,300,000 plus $645,000 of value added tax, payable December 2009 through June 2012.

•

Executed the mining concession agreement for the Pirita/La Fe/ Suerte mining concessions, for $250,000 plus $37,500 of value added tax.  The amount financed is $20,000 plus $30,000 of value added tax, payable October 2009 through July 2011.

•

Tara Minerals executed a distribution agreement with Fertilizer King Corporation Limited, giving it the conditional rights to exclusively distribute it’s patented fertilizer products in Mexico. This product competes with another mineral fertilizer named “Urea”, but purportedly has exceeding benefits over Urea. Tara Mineral’s conditional rights under this agreement with Fertilizer King adds potential profitable benefit to Tara Minerals in what appears to be a highly marketable mineral, without the need to discover and produce the mineral. Tara Minerals will be able to purchase the product initially at U.S. $325.00 tonne and wholesale it at prevailing market prices, which should be comparable to Urea. Tara Minerals will maintain its exclusive distributor status in Mexico for up to 10 years with additional extension options, once certain milestones have been met.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through June 30, 2009, Tara Minerals did not generate any revenue and incurred $241,773 in exploration expenses and $3,480,085 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $1,164,173 pertaining to the issuance of stock options.

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

In March 2009, the Company sold, in a private offering of 2,000,000 units for $400,000 in cash, or $0.20 per unit. Each unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.40 per share at any time on or before April 30, 2011. As of June 30, 2009, 2,290,000 shares of common stock for $458,000 have been issued in relation to this private offering.

Tara Minerals decided to change its year end from October 31 to December 31 to align with the year end of its parent company, Tara Gold Resources Corp.

As of June 30, 2009 Tara Minerals had a 100% interest in the mining properties listed below in the Don Ramon Grouping.  Although Tara Minerals believes that each of these properties has deposits of silver, copper, lead or zinc, the properties are in the exploratory state and may never produce any of these metals in commercial quantities.

All of Tara Minerals’ properties are located approximately 25 kilometers from the town of Choix, Sinaloa State, Mexico.

In Mexico, land size is denominated in hectares and weight is denominated in tonnes.  One hectare is equal to approximately 2.47 acres and one tonne is equal to 2,200 pounds.

Don Roman Grouping

The Don Roman Groupings consists of the Pilar de Mocoribo Prospect concessions, the Don Roman and Lourdes Concessions, the Las Nuvias Concession, and the Centenario Prospect concessions. These concessions are all contiguous to each other and comprise approximately 7,032 hectares in size. A number of these mineralized structures lie within a complex suite of volcanic-granitic and sedimentary (carbonate) rocks.  Preliminary and continuing evaluation of the Don Roman Groupings has identified numerous mineralized systems at various locations on the property, some of which include a series of parallel NE trending lead, zinc, silver structures that can be traced for more than 300 meters; an abandoned lead, zinc, silver mine; and historic vein-type gold mineralization. The latest acquisition and addition of the Centenario Prospect Concessions to the Don Roman Groupings has added significant geological potential. Preliminary evaluation of the property has indicated the potential for five separate mineral systems each having varying mineral characteristics.  Initial sampling has indicated the potential for two lead, zinc, silver systems; two gold copper systems; and one iron ore, gold, copper system.

As of June 30, 2009 the Don Roman Groupings have had completed a preliminary rock-chip sampling program, detailed surface sampling, and mine preparation, which include the driving and sampling of a total of five separate adits on three levels and a stope connecting the three levels, at a cost of approximately $550,000.

Permits needed to move towards continued active mining, assessing exploitation options and costs associated with the design of various mining and recovery systems have been obtained.  Mining and processing equipment have been purchased and the plant, which will be capable of processing a minimum of 200 tonnes per day, has begun test ore runs on one of three circuits.  Water rights for the property have been acquired and a well to supply water to the plant has been completed.  High voltage electrical service has been supplied to an electrical substation which will supply power to operate the Plant. Two circuits capable of producing a minimum of 200 tonnes per day have been completed and are under going test runs in order to make final adjustments. Work continues on the third ball mill, which will add a minimum of another 100 tonnes of production capacity, and also the addition of a fourth ball mill, which will be used as a regrind circuit. When the plant has been completed, it is expected to operate at a minimum throughput rate of 400 tonnes per operating day. A building is being constructed to provide cover to the main portion of the plant equipment and personnel, which is now approximately 90% complete. A warehouse and complete assay lab have been completed. On site living quarters are under construction and are approximately 70% complete. As of June 30, 2009 approximately $2,350,000 has been spent on the processing plant facilities, processing equipment, and mining related equipment.

Initial discussions have been held with no less then four different concentrate buyers. Negotiations with these buyers are ongoing and proposed sales terms are being reviewed. It is anticipated that a sales agreement will be in place before the end of September, 2009.

Picacho Prospect

Between October 2006 and January 2007 Tara Gold Resources Corp. acquired eight mining claims known as the “Picacho prospect” from Emilio Acuña Peralta.  Under the terms of the agreement with Mr. Acuña, Tara Gold had the right to acquire a 100% interest in the property by making payments to Mr. Acuña totaling $7,000,000 over a five-year period.  Due to economic circumstances relating to the current recession, Tara Gold failed to make a payment due in November, 2008. In June, 2009 Tara Minerals agreed to acquire the Picacho claims from Mr. Acuña for $4,800,000, plus value-added tax of $720,000.  Tara Minerals paid $575,000 of the purchase price in June, 2009.  The remainder of the purchase price is payable in varying installments with a final payment of $3,507,500 due in 2012.

The Picacho property is located on a 3,236 hectare mining concession within the Northern Sierra Madre Gold Belt, 120 kilometers south of the U.S. border, in Sonora, Mexico.  Between June, 2006 and May, 2007, Tara Gold mined a small amount of ore containing gold and silica.  The mineralized ore was crushed at the mill and sold to Mexicana del Cobre smelter as flux with Gold credits.

The $575,000 paid to Mr. Acuña in June, 2009 was borrowed from Tara Gold Resources.  Tara Gold owns 80% of Tara Minerals’ common stock.

Results of Operation

During the period from its incorporation and through June 30, 2009, Tara Minerals did not generate any revenue and incurred $241,773 in exploration expenses and $3,531,160 in operating and general administration expenses.  Included in operating and general and administrative expenses are non-cash charges of $1,299,673 pertaining to the issuance of stock options.

Tara Minerals anticipates that its capital requirements during the twelve months ending June 30, 2010 will be:

Property payments and taxes – Pilar de Mocoribo property	$559,750
Exploration and Development – Don Roman property	225,000
Exploration and Development - Centenario property	100,000
Property payments and taxes – Centenario property	198,067
General and administrative expenses	350,000
Total	$1,432,817

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

Tara Minerals has hired 45 new employees as of June 30, 2009 for mining and anticipates no further material employee additions during the twelve-month period ending June 30, 2010.

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

OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between March 2009 and June 2009, the Company sold 2,290,000 units at a price of $0.20 per unit.   Each unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.40 per share at any time on or before April 30, 2011. As of June 30, 2009, 2,290,000 shares of common stock for $458,000 have been issued in relation to this private offering.

In April 2009, the Company issued 650,000 shares of common stock valued at $104,000 or $0.16 a share for officer bonuses.

In April 2009, the Company issued 150,000 shares of common stock valued at $24,000 or $0.16 a share for services.

In May 2009, the Company issued 192,500 shares of common stock valued at $90,475 or $0.47 a share for services.

In June 2009, the Company issued 196,318 shares of common stock valued at $31,500 or $0.16 a share for salaries.

In June 2009, the Company issued 200,000 shares of common stock valued at $104,000 or $0.52 a share for services.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described above.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

(a)

Exhibits

Number

Exhibit

10.1

Modification to the Transfer of Mining Rights Agreement –

Centenario

10.2

Transfer of Mining Rights Agreement – Pirita, La Fe, Suerte

10.3

Transfer of Mining Rights Agreement - Picacho

10.4

Convertible Promissory Note - Tara Gold Resource Corp.

10.5

Distribution Agreement with Fertilizer King Corporation Limited

31

Rule 13a-14(a) Certifications

32

Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2009.

TARA MINERALS CORP.

By:    /s/ Francis Richard Biscan Jr.

 Francis Richard Biscan, Jr.,

President and Chief Executive Officer

By:    /s/ Clifford A. Brown

 Clifford A. Brown,

Principal Financial and Accounting Officer