Form 10-Q/A
period 2009-06-30
Tara Minerals Corp.
filed 2009-08-28
CIK 1387054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

PURPOSE OF AMENDMENT

The purpose of this Amendment to our FORM 10Q for the quarterly period ended June 30, 2009 is solely to refile Exhibit 10.5.

PART II – OTHER INFORMATION

ITEM 6.     EXHIBITS

(a)

Exhibits

Number

Exhibit

10.1

Modification to the Transfer of Mining Rights Agreement –

Centenario*

10.2

Transfer of Mining Rights Agreement – Pirita, La Fe, Suerte*

10.3

Transfer of Mining Rights Agreement - Picacho *

10.4

Convertible Promissory Note - Tara Gold Resource Corp.*

10.5

Distribution Agreement with Fertilizer King Corporation Limited**

31

Rule 13a-14(a) Certifications*

32

Section 1350 Certifications*

*    Filed with our FORM 10Q for June 30, 2009 on August 19, 2009

**  Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 28, 2009.

TARA MINERALS CORP.

By:   /s/ Francis Richard Biscan Jr.

 Francis Richard Biscan, Jr.,

President and Chief Executive Officer

By:   /s/ Clifford A. Brown

 Clifford A. Brown,

Principal Financial and Accounting Officer