Form 10-Q
period 2009-09-30
Tara Minerals Corp.
filed 2009-11-16
CIK 1387054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§233.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No ☑

As of November 16, 2009, the Company had 41,588,985 outstanding shares common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

AND

THE PERIOD FROM INCEPTION (MAY 12, 2006 THROUGH September 30, 2009)

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$231,625	$21,012
Recoverable value added taxes, net of allowance for bad debt of $136,105 and $0 at September 30, 2009 and December 31, 2008, respectively	1,449,553	591,200
Other receivables	21,192	5,608
Due from related parties, net	429,899	423,004
Total current assets	2,132,269	1,040,824
Land	19,590	19,590
Property, equipment and mine development, net of accumulated depreciation
of $59,582 and $42,608 at September 30, 2009 and December 31, 2008, respectively	10,534,145	4,348,382
Deposits	-	133,000
Goodwill	12,028	-
Other assets	18,079	1,090
Total assets	$12,716,111	$5,542,886

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,060	$41,409
Accrued expenses	88,840	83,227
Notes payable, current portion	699,339	255,362
Due to related parties, current portion	2,386,493	815,794
Total current liabilities	3,187,732	1,195,792
Convertible debenture, related party, net of debt discount of
$1,481,384 at September 30, 2009	213,616	-
Notes payable, non-current portion	5,788,495	1,512,425
Due to related parties, non-current portion	-	87,658
Total liabilities	9,189,843	2,795,875

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock: $0.001 par value; authorized 75,000,000 shares; issued
: and outstanding 41,588,985 and 37,910,167 shares at September 30, 2009	41,589	37,910
and December 31, 2008respectively
Additional paid-in capital	7,543,559	5,040,263
Common stock subscribed	-	-
Deficit accumulated during exploration stage	(3,801,403)	(2,090,246)
Other comprehensive loss	(257,481)	(240,916)
Total Tara Minerals stockholders’ equity	3,526,264	2,747,011

Non-controlling interest	4	-
Total liabilities and stockholders’ equity	$12,716,111	$5,542,886

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND

COMPREHENSIVE LOSS

	For the	For the	For the	For the	From
	Three	Three	Nine	Nine	inception
	months	Months	months	months	May 12,
	ended	Ended	ended	Ended	2006 to
	September 30,	September 30,	September 30,	September30,	September 30,
	2009	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Mining revenues:	$-	$-	$-	$-	$-

Cost of revenue:
Exploration expenses	80,522	9,362	132,906	16,843	322,295

Operating, general, and
administrative expenses	569,312	196,577	1,379,865	436,479	4,100,472
	569,312	196,577	1,379,865	436,479	4,100,472

Net operating loss	(649,834)	(205,939)	(1,512,771)	(453,322)	(4,422,767)

Non-operating (income) expense:
Interest (income)	(9,311)	(7,164)	(22,828)	(37,626)	(92,425)
Other (income)	(2,062)	(4)	(27,366)	(750,199)	(777,577)
Interest expense	243,863	264	248,579	592	248,643
	232,490	(6,904)	198,385	(787,233)	(621,359)
Provision (benefit) for income taxes	-	-	-	-	-

Net income (loss)	(882,324)	(199,035)	(1,711,156)	333,911	(3,801,408)

Less: Non-controlling interest	-	-	-	-	5

Net income (loss) attributable to
Tara Minerals’ common shareholders	(882,324)	(199,035)	(1,711,156)	333,911	(3,801,403)

Other comprehensive income (expense):
Foreign currency translation	(63,428)	(43,919)	(16,565)	30,109	(257,481)
Comprehensive income (loss)	$(945,752)	$(242,954)	$(1,727,721)	$364,020	$(4,058,884)

Net income (loss) per share
attributable to Tara Minerals’
common shareholders, basic	$(0.02)	$(0.01)	$(0.04)	$0.01

Weighted average number of shares of
common stock outstanding, basic	41,588,985	37,350,167	39,858,642	37,785,140

Net income (loss) per share
attributable to Tara Minerals’
common shareholders, diluted	$(0.02)	$(0.01)	$(0.04)	$0.01

Weighted average number of shares of
common stock outstanding, diluted	41,588,985	37,350,167	39,858,642	38,785,140

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months	From inception
	Ended.	Ended.	(May 12, 2006)
	September 30,	September 30,	through
	2009	2008	September 30,2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(1,711,156)	$333,911	$(3,801,403)
Adjustments to reconcile net loss
to cash used in operating activities:
Bad debt expense	136,105	-	136,105
Depreciation expense	16,974	15,948	59,582
Stock based compensation	135,500	-	1,299,673
Common stock issued for services	218,475	-	968,476
Minority interest	4	-	5
Cancellation of common shares for settlement	-	(750,000)	(750,000)
Expense of mining deposit upon note modification	6,000	-	-
Accretion of beneficial conversion feature	213,616	-	213,616
Changes in assets and liabilities
(Increase) in recoverable value added taxes	(324,382)	(112,919)	(555,577)
(Increase) in other receivables	(15,584)	(50)	(21,192)
Decrease in prepaid expenses	-	47,223	-
(Increase) in other assets	(16,989)	(1,391)	(18,079)
(Decrease) increase in accounts payable	(28,574)	(5,594)	12,835
(Decrease) increase in accrued expenses	(6,459)	84,723	76,767
Net cash used in operating activities	(1,376,470)	(388,149)	(2,379,192)

Cash Flows from Investing Activities:
Acquisition of land	-	-	(19,590)
Purchase of mining concession	(575,277)	(15,011)	(757,327)
Payments made for construction in progress	(1,015,441)	(595,466)	(1,680,401)
Acquisition of machinery	(97,635)	(16,462)	(147,103)
Payments toward mining deposits	-	(131,760)	-
Cash included in business acquisition	2,037	-	2,037
Business acquisition goodwill	(3,758)	-	(3,758)
Net cash used in investing activities	(1,690,074)	(758,699)	(2,606,142)

Cash Flows from Financing Activities:
Cash from the sale of common stock	458,000	641,500	3,772,000
Payments toward notes payable	(200,635)	-	(200,634)
Payments toward equipment financing	-	-	(160,026)
Change in due to/from related parties, net	3,036,357	(4,446)	2,063,101
Common stock subscribed	-	51,000	-
Minority interest, net assets of subsidiary	-	-	(1)
Net cash provided by financing activities	3,293,722	688,054	5,474,440

Effect of exchange rate on cash	(16,565)	30,109	(257,481)

Net increase (decrease) in cash	210,613	(428,685)	231,625

Cash, beginning of period	21,012	467,361	-

Cash, end of period	$231,625	$38,676	$231,625

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

			From inception
	Nine Months	Nine Months.	(May 12, 2006)
	Ended	Ended	through
	September 30, 2009	September 30, 2008	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Supplemental Information:
Interest paid	$25,277	$-	$80,327
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:
Acquisition of property and equipment through debt	$-	$-	$167,072

Purchase of mining concession paid by
debt to related party plus capitalized interest
(current period movement due to note modification)	$(52,048)	$(12,873)	$1,590,482

Purchase of mining concession paid with
notes payable plus capitalized interest	$4,566,432	$-	$5,651,342

Recoverable value-added taxes incurred through
Additional debt and due to related party	$670,077	$-	$1,030,081

Purchase of mining equipment with common stock	$-	$600,000	$600,000

Beneficial conversion value for convertible debt	$1,695,000	$-	$1,695,000

Business Combination of American Copper Mining:
Cash	$(2,037)	$-	$(2,037)
Due from related parties	1,989	-	1,989
Goodwill (from net assets)	8,270	-	8,270
Accounts payable and accrued expenses	12,071	-	12,071

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARY

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation:

The accompanying Condensed Consolidated Financial Statements of Tara Minerals Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended October 31, 2008 and the Company’s Transition Report on Form 10-QT for the two months ended December 31, 2008. Significant accounting policies disclosed therein have not changed, except as noted below.

Tara Minerals Corp. (the “Company”) was organized May 12, 2006 under the laws of the State of Nevada. The Company currently is engaged in the acquisition, exploration and development of mineral resource properties in Mexico.  The Company owns 99.9% of the common stock of American Metal Mining, S.A. de C.V. (“AMM”), which was established in December 2006 and operates in México. The Company also owns 100% of the common stock of Adit Resources Corp., which in turns owns 99.9% of American Copper Mining, S.A. de C.V. (“ACM”), which was established in December 2006 and operates in México.  Adit Resources Corp. (“Adit”) was organized in June 2009 and ACM was purchased in June 2009.  The Company currently has limited operations and, in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Development Stage Entities Topic is considered an Exploration Stage Company.

The Company is a subsidiary of Tara Gold Resources, Corp.

In February 2009, the Company opted to change its year end from October 31 to December 31 to align with the year end of its parent company, Tara Gold Resources Corp.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at September 30, 2009, the condensed consolidated statements of operations for the three months and the nine months ended September 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the nine months ended September 30, 2009 and 2008, respectively. (Mexican pesos per one U.S. dollar).

	September 30, 2009
Current exchange rate	Ps.	13.5513
Weighted average exchange rate for the nine months ended	Ps.	13.6581

	September 30, 2008
Current exchange rate	Ps.	10.9397
Weighted average exchange rate for the nine months ended	Ps.	10.5184

Allowance for doubtful accounts

Each period we analysis our receivables for collectability.  When a receivable is determined to not be collectible we allow for the receivable until we are either assured of collection or assured that a write off is necessary.  As of September 30, 2009 we have allowed $136,105 in association with our receivable from Recoverable value added taxes from our Mexico subsidiaries as we have determined that the Mexican government may not allow the complete refund of these taxes.

Reclassifications and Adjustments

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

We have adopted the new FASB ASC Guidance on Noncontrolling Interests in Consolidated Financial Statements as discussed in the Consolidation Topic of the FASB ASC, which requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the condensed consolidated statement of operations. We expect this to affect our financial statements in the third quarter of 2009.

In April 2009, the FASB issued updated ASC guidance for the Fair Value Measurements and Disclosures Topic, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures to be in summarized financial information at interim reporting periods. Additionally, the guidance provides additional direction for estimating fair value in accordance with established guidance for “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes direction on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In April 2009, the FASB issued updated ASC guidance in the Investments – Debt and Equity Securities Topic in order to make existing guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In June 2009, the FASB issued updated ASC guidance in the Subsequent Events Topic which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance applies to both interim financial statements and annual financial statements and is effective for interim or annual financial periods ending after June 15, 2009. This guidance does not have a material impact on our financial statements.

Issued

In June 2009, the FASB issued changes to the accounting for transfers of financial assets. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt this guidance in fiscal 2010. The Company does not expect that the adoption will have a material impact on the consolidated financial statements.

Note 2.

Property, equipment and mine development

	September 30, 2009	December 31, 2008
	(Unaudited)	(Unaudited)

Land	$ 19,590	$ 19,590
Mining concessions:
Pilar (a)	$ 710,172	$ 767,014
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Centenario (b)	1,905,471	1,520,737
Pirita	243,921	-
Picacho	4,517,848	-
Mining concessions	7,999,151	2,909,490

Construction in Progress	1,680,401	664,960
Machinery and equipment	914,175	816,540
	10,593,727	4,390,990
Less – accumulated depreciation	(59,582)	(42,608)
	$ 10,534,145	$ 4,348,382

Pilar, Las Nuvias, Centenario and Don Roman, are all geographically located together in Mexico and are known as the Don Roman Groupings.

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

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $739,130 has been discounted using the incremental borrowing rate of 5.01%. As of September 30, 2009, the present value of future payments is as follows:

	Debt	IVAT	Total
Total remaining debt	$486,739	$73,011	$559,750
Imputed interest	(28,959)	-	(28,959)
Present value of future payments	$457,780	$73,011	$530,791

b.

In November 2008, AMM executed an agreement to acquire eight mining concessions known as “Centenario” from an independent third party. The properties approximate 5,400 hectares and were purchased for a total of $1,894,050, including $247,050 in value added taxes.

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

The resulting debt payment schedule, including applicable value added tax, is as follows:

Calendar Year
2009	$112,689
2010	249,374
2011	546,673
2012	692,330
$1,601,066

In accordance with Interest expense Topic of FASB ASC, the future payments of the total payment amount of $1,575,044 has been discounted using the incremental borrowing rate of 2.97%. As of September 30 2009, the present value of future payments on the Centenario contract is as follows:

	Debt	IVAT	Total
Future payments	$ 1,474,429	$ 221,165	$ 1,695,594
Imputed interest	(94,528)	-	(94,528)
Present value of debt	1,379,901	221,165	1,601,066
Less: current portion	(96,189)	(16,500)	(112,689)
	$ 1,283,712	$ 204,665	$ 1,488,377

c.

In June 2009 AMM executed an agreement to acquire three mining concessions known as “Pirita” from an independent third party. The properties approximate 6,700 hectares and were purchased for a total of $50,000 cash, $230,000 financed, including $30,000 in value added taxes.

The resulting debt payment schedule, including applicable value added tax, is as follows:

Calendar Year
2009	$27,401
2010	111,292
2011	85,228
$223,921

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $200,000 has been discounted using the incremental borrowing rate of 2.76%. As of September 30 2009, the present value of future payments on the Pirita contract is as follows:

	Debt	IVAT	Total
Future payments	$ 200,000	$ 30,000	$ 230,000
Imputed interest	(6,079)	-	(6,079)
Present value of debt	193,921	30,000	223,921
Less: current portion	(95,627)	(15,000)	(110,627)
	$ 98,294	$ 15,000	$ 113,294

d.

In June 2009 ACM executed an agreement to acquire eight mining concessions known as “Picacho” from an independent third party. The properties approximate 3,236 hectares and were purchased for a total of $500,000 cash, $4,945,000 financed, including $645,000 in value added taxes.

The resulting debt payment schedule, including applicable value added tax, is as follows:

Calendar Year
2009	$241,016
2010	472,458
2011	483,503
2012	3,465,871
$4,662,848

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $4,300,000 has been discounted using the incremental borrowing rate of 2.76%. As of September 30 2009, the present value of future payments on the Picacho contract is as follows:

	Debt	IVAT	Total
Future payments	$ 4,300,000	$ 645,000	$ 4,945,000
Imputed interest	(282,152)	-	(282,152)
Present value of debt	4,017,848	645,000	4,662,848
Less: current portion	(401,023)	(75,000)	(476,023)
	$ 3,616,825	$ 570,000	$ 4,186,825

Note 3.

Convertible debt related party

In June 2009, the Company entered into a convertible debt agreement with its parent Tara Gold Resources Corp., for $1,695,000, with principle and interest due June 30, 2011.  Interest is prime rate plus 3.25% and calculated on a 365-day year.  Principle and interest are convertible into the Company’s common stock at a fixed price of $0.20.  As of September 30, 2009 the company has accrued $27,544 of interest expense for this note.

At the date of inception, the debt had a beneficial conversion feature of $1,695,000.  This was recorded as a debt discount and will be accreted to interest expense over the term of the debt. As of September 30, 2009, $213,616 of the beneficial conversion feature has been accreted to interest expense.

Note 4.

Stockholders’ Equity

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.

Between March 2009 and June 2009, the Company sold 2,290,000 units at a price of $0.20 per unit.  Each unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.40 per share at any time on or before May 31, 2011. As of September 30, 2009, 2,290,000 shares of common stock for $458,000 have been issued in relation to this private offering.  No warrants had been exercised under this offering at September 30, 2009.

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

The Company did not issue any shares in the third quarter of 2009.

Net loss per common share

Net loss per share is calculated in accordance with the Earnings Per Share Topic of FASB ASC.  The weighted average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

At September 30, 2009, and for the three months ended September 30, 2008, the Company had a net loss resulting in no dilution of any common stock equivalents. The following table reconciles basic earnings per share and diluted earnings per share attributable to Tara Minerals stockholders and the related weighted average number of shares outstanding for the nine months ended September 30, 2008:

	For the Nine Months Ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$ 333,911	-
Less: Noncontrolling interest	-	-	$ 0.01
Basic EPS:
Income available to Tara Minerals common stockholders	$ 333,911	37,785,140	$ 0.01

Options - Biscan	-	750,000
Options - Brown	-	250,000

Diluted EPS:
Net income attributable to Tara Minerals common
stockholders plus assumed conversions	$ 333,911	38,785,140	$ 0.01

Note 5.

Income Taxes

As required by the Income Tax Topic of FASB ASC, the Company recognizes the tax effects of a position only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.

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

The components of the Company’s deferred tax asset as of September 30, 2009 are as follows:

	2009	2008
Net operating loss carry forward	$ 1,197,000	$ 636,000
Valuation allowance	(1,197,000)	(636,000)
Net deferred tax asset	$ -	$ -

A reconciliation of the statutory income taxes rates and the effective rate is as follows:

	2009	2008
Tax at statutory rate (blended U.S. and MX)	32%	32%
Valuation allowance	(32%)	(32%)
	-	-

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

Note 6.

Related Party Transactions

Due to related parties current was $2,386,493 as of September 30, 2009; current and non-current, respectively, at December 31, 2008 were $815,794 and $87,658.

The Company is a subsidiary of Tara Gold Resources Corp. In January 2007, another subsidiary of Tara Gold Resources Corp., Corporacion Amermin, S.A. de C.V. (“Amermin”), made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Grouping). These properties were assigned to the Company’s subsidiary AMM as of January 2007. AMM makes payments to Amermin and Amermin makes payments related to the original purchase agreements.  At September 30, 2009, Amermin has paid the original note holder in full but AMM has not paid Amermin. At September 30, 2009, due to related parties, current consisted of:

- Pilar mining concession:  $530,791 (inclusive of valued added tax)

- Don Roman concession:  $210,000

As of September 30, 2009 Tara Gold Resources loaned the Company $1,200,000.  There are no terms to this intercompany payable and it is due on demand of the parent.

The remaining due to related parties current as of September 30, 2009 is $445,702, is due to Amermin for other related party loans.

Note 7.

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

Note 8.

Subsequent Events

Between October 31, 2008 and November 21, 2008 Tara Minerals sold 560,000 Units at a price of $0.20 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $1.20 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.  In October 2009, the warrant exercise price was amended so that holders’ could exercise the warrant at a price of $0.90 until October 23, 2009.  After October 23, 2009 the warrant exercise price reverted to $1.20 per share. The warrant expiration date did not change.  A total of 596,667 warrants for $537,000 were exercised at the lower exercise price.

For our 2009 offering disclosed in Note 4 above, 50,000 warrants for $20,000 have been exercised in the fourth quarter.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through September 30, 2009, Tara Minerals did not generate any revenue and incurred $322,295 in exploration expenses and $4,100,472 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $1,164,173 pertaining to the issuance of stock options.

Between October 31, 2008 and November 21, 2008 Tara Minerals sold 560,000 Units at a price of $0.20 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.40 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.  In October 2009, the warrant conversion prices were amended so that holders’ could exercise the warrant at a price of $0.90 until October 23, 2009.  After October 23, 2009 the warrant exercise price will be at $1.20 per share until expiration.  Expiration date did not change.

In March 2009, the Tara Minerals sold, in a private offering of 2,000,000 units for $400,000 in cash, or $0.20 per unit. Each unit consisted of one share of Tara Minerals’ common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Minerals’ common stock at a price of $0.40 per share at any time on or before April 30, 2011. As of September 30, 2009, 2,290,000 shares of common stock for $458,000 have been issued in relation to this private offering.

Tara Minerals decided to change its year end from October 31 to December 31 to align with the year end of its parent company, Tara Gold Resources Corp.

As of September 30, 2009 Tara Minerals had a 100% interest in the mining properties listed below. Although Tara Minerals believes that each of these properties haves deposits of silver, copper, lead or zinc, the properties are in the exploratory state and may never produce any of these metals in commercial quantities.

In Mexico, land size is denominated in hectares and weight is denominated in tonnes.  One hectare is equal to approximately 2.47 acres and one tonne is equal to 2,200 pounds.

Don Roman Grouping

The Don Roman Groupings consists of the Pilar de Mocoribo Prospect concessions, the Don Roman and Lourdes Concessions, the Las Nuvias Concession, and the Centenario Prospect concessions. These concessions are all contiguous to each other and comprise approximately 7,032 hectares in size and are located approximately 25 kilometers from the town of Choix, Sinaloa State, Mexico. A number of these mineralized structures lie within a complex suite of volcanic-granitic and sedimentary (carbonate) rocks.  Preliminary and continuing evaluation of the Don Roman Groupings has identified numerous mineralized systems at various locations on the property, some of which include a series of parallel NE trending lead, zinc, silver structures that can be traced for more than 300 meters; an abandoned lead, zinc, silver mine; and historic vein-type gold mineralization. The latest acquisition and addition of the Centenario Prospect Concessions to the Don Roman Groupings has added significant geological potential. Preliminary evaluation of the property has indicated the potential for five separate mineral systems each having varying mineral characteristics.  Initial sampling has indicated the potential for two lead, zinc, silver systems; two gold copper systems; and one iron ore, gold, copper system.

As of September 30, 2009, Tara Minerals had completed a preliminary rock-chip sampling program, detailed surface sampling, and mine preparation, which included the driving and sampling of a total of five separate adits on three levels and a stope connecting the three levels, at a cost of approximately $725,000.

Permits needed to move towards continued active mining, assessing exploitation options and costs associated with the design of various mining and recovery systems have been obtained.  Mining and processing equipment have been purchased and the plant, which will be capable of processing a minimum of 400 tonnes per day, has begun test ore runs on one of three circuits.  Water rights for the property have been acquired and a 3" water pump and water 4.5 Km water line has been completed from Huites water reservoir.  High voltage electrical service has been supplied to an electrical substation which will supply power to operate the Plant.

Two circuits capable of producing a minimum of 200 tonnes per day have been completed and are systematically increasing the production rate of saleable Lead-Silver and Zinc concentrates while improving recovery rates, which are estimated to be approximately 80%. Concentrates are being stockpiled in anticipation of a definitive concentrate off-take agreement which is being negotiated between a number of different buyers.

Work continues on the third ball mill, which will add a minimum of another 100 tonnes of production capacity After the addition of a fourth ball mill, which will be used as a regrind circuit, the plant is expected to operate at a minimum throughput rate of 400 tonnes per operating day.  Ore continues to be hauled from the Don Roman mine to the plant patio where approximately 5,000 metric tonnes of economic grade ore has been stockpiled.  Approximately 2,000 tonnes has been crushed to minus 3/8 inch and is ready for processing. A newly discovered Gold structure named "San Felipe" has been channel sampled and returned assays with Gold values ranging from 28 to 43 grams Gold per metric tonne. Trenching has traced the structure for a strike of a minimum of 850 meters with a minimum depth of 400 meters and is open in all directions. A new road to ¨San Felipe¨ is being completed and additional trenching and sampling is underway. A building has been constructed to provide cover to the main portion of the plant equipment and personnel. A warehouse, on site living quarters, and a complete assay lab have also now been completed. As of September 30, 2009 approximatel y $2,950,000 has been spent on the processing plant facilities, processing equipment, and mining related equipment.

Le Fe, Suerte, and Pirita Prospects

In June 2009 Tara Minerals acquired the three prospects for $280,000, of which $50,000 was paid at closing.  The “La Fe” claim is approximately 3,545 hectares in size and is located in the state of Sinaloa, within the Santo Thomas copper project area. The “Suerte” claim is approximately 1,170 hectares in size and is located in the state of Chihuahua, adjacent to Glamis Gold’s “El Sauzal” project. The “Pirita” claim is approximately 1,940 hectares in size and is located in the state of Sonora, some 10 kilometers N/W of the Picacho property and is surrounded by various claims held by Penoles.  Tara Minerals is evaluating this prospect, which may contain commercial deposits of  Gold and Copper.

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

The $575,000 paid to Mr. Acuña in June, 2009 was borrowed from Tara Gold Resources.  Tara Gold owns 80% of Tara Minerals’ common stock.

Results of Operation

During the period from its incorporation and through September 30, 2009, Tara Minerals did not generate any revenue and incurred $322,295 in exploration expenses and $4,100,472 in operating and general administration expenses.  Included in operating and general and administrative expenses are non-cash charges of $1,164,673 pertaining to the issuance of stock options.

Tara Minerals anticipates that its capital requirements during the twelve months ending September 30, 2010 will be:

Property payments and taxes – Pilar de Mocoribo property	$559,750
Exploration and Development – Don Roman property	400,000
Exploration and Development - Centenario property	150,000
Property payments and taxes – Centenario property	112,689
Property payments and taxes – Pirita property	110,627
Property payments and taxes – Picacho property	476,023
Exploration and Development – Picacho property	3,000,000
General and administrative expenses	350,000
Total	$5,159,089

Since its inception, Tara Minerals has financed its operations primarily from the sale of its common stock and warrants, and loans from its parent Tara Gold Resources.

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

Tara Minerals has hired 45 new employees as of September 30, 2009 for mining and anticipates no further material employee additions during the twelve-month period ending September 30, 2010.

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

No shares were issued in the third quarter of 2009.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

(a)

Exhibits

31.1	Rule 13a-14(a) Certifications –CEO
31.2	Rule 13a-14(a) Certifications – CFO
32.1	Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 16, 2009.

TARA MINERALS CORP.

By:    /s/ Francis Richard Biscan Jr.

 Francis Richard Biscan, Jr.,

President and Chief Executive Officer

By:    /s/ Clifford A. Brown

 Clifford A. Brown,

Principal Financial and Accounting Officer