Form 10-K
period 2009-12-31
Tara Minerals Corp.
filed 2010-04-06
CIK 1387054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. – None

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company (13,771,448 shares) on June 30th, 2009 was $6,721,000.

As of March 31, 2010, the Company had 54,330,812 issued and outstanding shares of common stock.

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

The capital required for exploration and development of mining properties is substantial.  Tara Minerals plans to finance its future operations through joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of Tara Minerals’ interest in a certain property in exchange for the expenditure of a specified amount), the sale by Tara Minerals of interests in properties, cash flow from operations and by the sale of common stock.

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

As of March 25, 2010 Tara Minerals had a 100% interest in the mining properties listed below.  Although Tara Minerals believes that each of these properties has deposits of copper, lead or zinc, the properties are in the exploratory state, with the exception of Don Roman that is in the operating stage, do not have any known reserves, and may never produce any of these metals in commercial quantities.

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

With the exception of the Don Roman Groupings, as of March 25, 2010 no equipment, plants or other facilities were located on any of the properties.  Water and power will be required to further explore and, if warranted, develop Tara Minerals mining prospects.

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

Don Roman Groupings

The Don Roman Groupings, comprised of 7,032 hectares, were acquired in October 2006 and November 2008 from unrelated third parties for approximately $2,846,229, plus value added taxes of approximately $460,311. The Don Roman Groupings consist of the Pilar, Don Roman, Las Nuvias, and the Centanario mining prospects

The remaining payments for the Don Roman Groupings are due according to the following schedule:

Fiscal Year	Amount Due
2010	$ 892,854
2011	$ 546,673
2012	$ 692,330

The Don Roman Groupings projects are located approximately 25 kilometres from the town of Choix, Sinaloa State, Mexico.  The properties are accessed by driving a 4x4 vehicle on Sinaloa State maintained roads along the north side of the Rio Fuerte River to the village of Altamira, located in the center of the La Reforma Mining District.  From Altamira, the road trends due north to the village of Mocoribo.  The properties can then be reached by hiking two kilometers from the village.

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

Two circuits capable of producing a minimum of 200 tonnes per day have been completed and are systematically increasing the production rate of saleable lead-silver and zinc concentrates while improving recovery rates, which are estimated to be approximately 80%.  As of March 25, 2010 concentrates were being stockpiled in anticipation of definitive concentrate sales agreements which were being negotiated with a number of different buyers.

As of December 31, 2009 approximately $ 3,100,000 has been spent on the processing plant facilities, processing equipment, and related mining equipment.

As of March 25, 2010 work continued on the third ball mill, which will add a minimum of another 100 tonnes of production capacity.  After the addition of a fourth ball mill, which will be used as a regrind circuit, the plant is expected to operate at a minimum throughput rate of 400 tonnes per operating day.  Ore continues to be hauled from the Don Roman mine to the plant patio where approximately 5,000 metric tonnes of economic grade ore has been stockpiled.  Approximately 2,000 tonnes has been crushed to minus 3/8 inch and is ready for processing.  A newly discovered gold structure named San Felipe has been channel sampled and returned assays with gold values ranging from 28 to 43 grams gold per metric tonne.  Trenching has traced the structure for a strike of a minimum of 850 meters with a minimum depth of 400 meters and is open in all directions.  A new road to ¨San Felipe¨ is being completed and additional trenching and sampling is underway.  A building has been constructed to provide cover to the main portion of the plant equipment and personnel.  A warehouse, on site living quarters, and a complete assay lab have also now been completed.

Picacho Prospect

Between October 2006 and January 2007 Tara Gold Resources Corp. acquired eight mining claims known as the “Picacho prospect” from Emilio Acuña Peralta.  Under the terms of the agreement with Mr. Acuña, Tara Gold had the right to acquire a 100% interest in the property by making payments to Mr. Acuña totaling $7,000,000 over a five-year period.  Due to economic circumstances relating to the current recession, Tara Gold failed to make a payment due in November, 2008. In June, 2009 Tara Minerals agreed to acquire the Picacho claims from Mr. Acuña for $4,800,000, plus value-added tax of $720,000.  Tara Minerals paid $575,000 of the purchase price in June, 2009.  The $575,000 paid to Mr. Acuña in June 2009 was borrowed from Tara Gold Resources.

In July 2009 Tara Minerals transferred this prospect to its subsidiary, Adit Resources Corp.  Tara Minerals owns 89% of the common stock of Adit Resources.

On March 31, 2010 Adit and Mr. Acuna amended their agreement.  Under the revised agreement, Adit paid the vendor $500,000 in cash (plus applicable taxes); and issued the vendor 320,000 shares of Adit’s common stock, which was valued at $2.50 per share, and 437,500 shares of Tara Minerals’ common stock, which was valued at $4.00 per share.

Adit paid for the Tara Minerals shares by means of a note in the principal amount of $1,750,000.  The note bears interest at 6% per year and will be due and payable on March 31, 2012. At any time after July 1, 2010 Tara Minerals may convert the outstanding principal, plus accrued interest, into shares of Adit’s common stock.  Tara Minerals will receive one share of Adit’s common stock for each $1.00 of principal and interest converted.

The Picacho property is located on a 3,236 hectare mining concession within the Northern Sierra Madre Gold Belt, 120 kilometers south of the U.S. border, in Sonora, Mexico.  The project can be accessed by driving a 4x4 vehicle on Sinaloa State maintained roads along the north side of the Rio Fuerte River to the village of

Altamira, located in the center of the La Reforma Mining District.  From Altamira, the road trends due north to the village of Mocoribo.  The prospect is located two kilometres from Mocoribo.

Between June, 2006 and May, 2007, Tara Gold mined a small amount of ore containing gold and silica.  The mineralized ore was crushed at the mill and sold to Mexicana del Cobre smelter as flux with gold credits.

The following shows the timing and estimated cost for the present exploration plan for this property:

Phase	Projected Completion	Estimated Cost
Surface Evaluation and Exploration Drilling	2010	$ 6,075,000
Development Drilling, Feasibility, Equipment Ordering	2011	$ 30,575,000
Development, Construction, Production	2012	$ 50,328,000

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

General

Tara Minerals’ offices are located at 2162 Acorn Court, Wheaton, IL 60189 and consist of approximately 150 square feet of office space are supplied free of charge by Francis Richard Biscan, Jr., the President of Tara Minerals.

As of March 31, 2010 the only employees of Tara Minerals were its two officers.

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

Quarter Ended	High	Low
June 2008	$ 0.60	$ 0.51
September 30, 2008	$ 0.80	$ 0.30
December 31, 2008	$ 0.53	$ 0.08
March 31, 2009	$ 0.53	$ 0.16
June 30, 2009	$ 0.58	$ 0.16
September 30, 2009	$ 1.09	$ 0.47
December 31, 2009	$ 1.78	$ 1.00

As of March 31, 2010, Tara Minerals had 54,330,812 outstanding shares of common stock and 56 shareholders of record.  The following table lists additional shares of Tara Minerals’ common stock which may be issued.

	Number of	Note
	Shares	Reference
Shares issuable upon exercise of options held by Tara Minerals’ officers	3,250,000	A
Shares issuable upon exercise of warrants sold in private offerings	3,632,833	B

A.

See Item 11 of this report for information concerning the terms of these options.

B.

In 2008, Tara Minerals sold 1,119,167 Units at a price of $0.60 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $1.20 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.  In October 2009, the warrant exercise price was amended so that holders’ could exercise the warrant at a price of $0.90 until October 23, 2009.  After October 23, 2009 the warrant exercise price reverted to $1.20 per share. The warrant expiration date did not change.  As of March 31, 2010, 1,096,334 warrants had been exercised.  Tara Minerals received proceeds of $176,000 from the exercise of these warrants.

In 2008 and 2009, Tara Minerals sold 2,800,000 Units at a price of $0.20 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.40 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.  As of March 31, 2010, 440,000 warrants had been exercised.  Tara Minerals received proceeds of $1,079,335 from the exercise of these warrants.

In February 2010 Tara Minerals issued 1,000,000 shares of its common stock and 1,000,000 warrants to an investor relations consultant.  Each warrant entitles the holder to purchase one share of Tara Minerals’ common stock at a price of $0.001 per share at any time on or before November 5, 2010.

In February 2010 Tara Minerals issued 250,000 shares of its common stock and 250,000 warrants to an investor relations consultant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.01 per share at any time on or before November 5, 2010.

With the exception of the shares held by Tara Gold Resources and the share referenced in Note B above, all outstanding shares of Tara Minerals are freely tradable.

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

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through December 31, 2009 Tara Minerals did not generate any revenue and incurred $437,435 in exploration expenses and $4,820,669 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $1,164,173 pertaining to the issuance of stock options.

Between December 2006 and February 2007 Tara Minerals raised $2,540,000 from the sale of 5,081,000 shares of its common stock to private investors.

In January 2008 Tara Minerals issued 1,200,000 shares of its common stock to an unrelated third party for mining equipment.

In 2008, Tara Minerals sold 1,119,167 Units at a price of $0.60 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $1.20 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.  In October 2009, the warrant exercise price was amended so that holders’ could exercise the warrant at a price of $0.90 until October 23, 2009.  After October 23, 2009 the warrant exercise price reverted to $1.20 per share. The warrant expiration date did not change.  A total of 1,096,334 warrants for $1,079,935 were exercised as of March 25, 2010.

In 2008 and 2009, Tara Minerals sold 2,800,000 Units at a price of $0.20 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.40 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.  A total of 440,000 warrants for $176,000 were exercised as of March 25, 2010.

Tara Minerals’ plan of operation is described in Item 1 of this report.

Tara Minerals anticipates that its capital requirements during the twelve months ending March 31, 2011 will be:

Exploration and Development – Don Roman Groupings	$ 1,000,000
Property payments and taxes – Don Roman Groupings	892,854
Exploration and Development - Picacho Prospect	6,075,000
Property payments and taxes – Picacho Prospect	472,458
General and administrative expenses	375,000
Total	$ 8,815,312

Tara Minerals believes that its cash on hand will satisfy its working capital needs until the end of the September 30, 2010  After that time, Tara Minerals will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

Tara Minerals’ future plans will be dependent upon the amount of capital available to Tara Minerals, the amount of cash provided by its operations, and the extent to which Tara Minerals is able to have joint venture partners pay the costs of exploring and developing its mining properties.

Tara Minerals anticipates that it will need to hire 10 to 15 new employees during the twelve-month period ending March 31, 2011 primarily to run mining operations.

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

 TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE FISCAL YEARS ENDED DECEMBER 31, 2009 AND OCTOBER 31, 2008 AND THE TRANSITION PERIOD ENDED DECEMBER 31, 2008

And

THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder

of Tara Minerals Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of Tara Minerals Corp. (a Nevada corporation) and subsidiaries as of December 31, 2009 and October 31, 2008, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the fiscal years ended December 31, 2009 and October 31, 2008, and the transition period ended December 31, 2008, and for the period from inception (May 12, 2006) through December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tara Minerals Corp. and subsidiaries as of December 31, 2009 and October 31, 2008, and the results of their operations and their cash flows for the fiscal years ended December 31, 2009 and October 31, 2008, and the transition period ended December 31, 2008, and for the period from inception (May 12, 2006) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP

Irvine, California

March 31, 2010

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008	October 31, 2008
Assets
Current assets:
Cash	$1,230,376	$21,012	$48,802
Recoverable value added taxes net of allowance for bad debt of $114,139
$0 and $0 at December 31, 2009, December 31, 2008 and October 31, 2008 respectively	1,618,345	591,200	352,316
Other receivables	42,496	5,608	5,226
Due from related parties	439,308	423,004	430,100
Prepaid assets	-	-	150
Total current assets	3,330,525	1,040,824	836,594
Property, equipment, mine development and land, net of accumulated
depreciation of $67,008, $42,608 and $37,679 at December 31, 2009, December 31, 2008 and October 31, 2008, respectively	11,087,282	4,367,972	2,826,834
Mining deposits	25,000	133,000	133,000
Goodwill	12,028	-	-
Other assets	18,784	1,090	1,170
Total assets	$14,473,619	$5,542,886	$3,797,598

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,320	$41,409	$38,782
Accrued expenses	184,488	83,227	47,773
Notes Payable, current portion	945,814	255,362	-
Due to related parties, current portion	2,770,838	815,794	354,844
Total current liabilities	3,918,460	1,195,792	441,399
Notes Payable, non-current portion	5,273,604	1,512,425	-
Due to related parties, non-current portion	-	87,658	503,388
Total liabilities	9,192,064	2,795,875	944,787
Commitments and contingencies	-	-	-
Stockholders’ equity:
Common stock: $0.001 par value; authorized 75,000,000 shares; issued and outstanding 51,036,092, 37,910,167 and 37,350,167 shares at December 31, 2009, December 31, 2008 and October 31, 2008, respectively.	51,036	37,910	37,350
Additional paid-in capital	9,886,201	5,040,263	4,908,823
Common stock subscribed	-	-	88,000
Other comprehensive loss	(140,016)	(240,916)	(172,881)
Deficit accumulated during exploration stage	(6,123,835)	(2,090,246)	(2,008,481)
Total Tara Minerals stockholders’ equity	3,673,386	2,747,011	2,852,811
Non-controlling interest	1,608,169	-	-
Total equity	5,281,555	2,747,011	2,852,811
Total liabilities and equity	$14,473,619	$5,542,886	$3,797,598

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND

COMPREHENSIVE LOSS

	For the fiscal year ended	For the fiscal year ended	From inception (May 12, 2006) to
	December 31,	October 31,	December 31,
	2009	2008	2009

Mining revenues:	$-	$-	$-

Cost of revenue:
Exploration expenses	261,470	35,904	450,858

Operating, general, and administrative expenses:
Other operating, general, and administrative expenses	2,079,170	541,966	4,799,778
Total operating, general, and administrative expenses	2,079,170	541,966	4,799,778

Net operating loss	(2,340,640)	(577,870)	(5,250,636)

Non-operating (income) expense:
Interest (income)	(40,043)	(39,974)	(109,640)
Interest expense	1,761,575	-	1,761,639
Other (income)	(28,584)	(750,197)	(789,795)
	1,692,948	(790,171)	(873,204)

Non-controlling interest	-	-	5

Net (loss) income before income taxes	(4,033,588)	212,301	(6,123,835)

Income tax (benefit) expense	-	-	-

Net (loss) income from continuing operations	(4,033,588)	212,301	(6,123,835)

Other comprehensive income (loss):
Foreign currency translation	100,901	(184,255)	(140,016)

Comprehensive income (loss)	$(3,932,687)	$28,046	$(6,263,851)

Net income (loss) per share, basic	$(0.10)	$0.01

Net income (loss) per share, diluted	$(0.10)	$0.01

Weighted average number of shares, basic	40,348,227	37,547,608

Weighted average number of shares, diluted	40,348,227	38,547,608

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND

COMPREHENSIVE LOSS

For the two Months transition period ended
December 31,
2008

Mining revenues:	$-

Cost of revenue:
Exploration expenses	29,314

Operating, general, and administrative expenses:
Other operating, general, and administrative expenses	57,199
Total operating, general, and administrative expenses	57,199

Net operating loss	(86,513)

Non-operating (income) expense:
Interest (income)	(4,810)
Interest expense	64
Other (income)	(2)
(4,748)

Non-controlling interest	-

Net loss before income taxes	(81,765)

Income tax (benefit) provision	-

Net loss from continuing operations	(81,765)

Other comprehensive income:
Foreign currency translation	(68,035)
Comprehensive loss	$(149,800)

Net loss per share, basic	$(0.00)

Weighted average number of shares, diluted	37,717,380

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES

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

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(CONTINUED)

	Common Stock		Additional	Common Stock	Other Comprehensive	Accumulated Deficit During
	Shares	Amount	Paid In Capital	Subscribed	Income	Exploration Stage	Total

Balance at October 31, 2007	36,581,000	$ 36,581	$ 4,418,092	$ -	$ 11,374	$ (2,220,782)	$ 2,245,265

Common stock sold for cash	1,069,167	1,069	640,431	-	-	-	641,500

Common stock issued for equipment	1,200,000	1,200	598,800	-	-	-	600,000

Cancelled shares	(1,500,000)	(1,500)	(748,500)	-	--	-	(750,000)

Common stock subscribed (340,000 shares)	--	--	--	88,000	--	-	88,000

Foreign currency translation	-	-	-	-	(184,255)	-	(184,255)

Net income	-	-	-	-	-	212,301	212,301

Balance at October 31, 2008	37,350,167	$ 37,350	$ 4,908,823	$ 88,000	$ (172,881)	$ (2,008,481)	$ 2,852,811

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(CONTINUED)

	Common Stock		Additional Paid In	Common Stock	Other Comprehensive	Accumulated Deficit During Exploration
	Shares	Amount	Capital	Subscribed	Income	Stage	Total

Balance at October 31, 2008	37,350,167	$ 37,350	$ 4,908,823	$ 88,000	$ (172,881)	$ (2,008,481)	$ 2,852,811

Common stock sold for cash	325,000	325	64,675	(21,000)	-	-	44,000

Common stock subscribed	235,000	235	66,765	(67,000)	-	-	-

Foreign currency translation	-	-	-	-	(68,036)	-	(68,036)

Net loss	-	-	-	-	-	(81,766)	(81,766)

Balance at December 31, 2008	37,910,167	37,910	5,040,263	-	(240,917)	(2,090,247)	2,747,009

Common stock sold for cash	2,986,667	2,987	1,057,014	-	-	-	1,060,001

Common stock issued for services	579,894	580	223,895	-	-	-	224,475

Common stock issued for compensation	808,924	809	128,691	-	-	-	129,500

Foreign currency translation	-	-	-	-	100,901	-	100,901

Beneficial conversion feature on convertible debt related party	-	-	1,695,000	-	-	-	1,695,000

Loan conversion plus accrued interest	8,750,440	8,750	1,741,338	-	-	-	1,750,088

Net loss	-	-	-	-	-	(4,033,588)	(4,033,588)

Balance at December 31, 2009	51,036,092	$ 51,036	$ 9,886,201	$ -	$ (140,016)	$ (6,123,835)	$ 3,673,386

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
	For the year ended December 31,	For the year ended October 31,	(May 12, 2006) through December 31,
	2009	2008	2009
Cash flows from operating activities:
Net income (loss)	$(4,033,588)	$212,301	$(6,123,835)
Adjustments to reconcile net loss to net cash used
in operating activities:
Bad debt expense	117,971	-	117,971
Depreciation	26,301	20,897	67,008
Stock based compensation	129,500	-	1,293,673
Common stock paid for services	224,475	(750,000)	974,475
Cancellation of shares for settlement	-		(750,000)
Non-controlling interest	4	-	5
Expense of mining deposit upon note modification	6,000	-	6,000
Accretion of beneficial conversion feature	1,695,000	-	1,695,000
Accrued interest converted to common stock	55,088	-	55,088
Changes in assets and liabilities:
(Increase) in recoverable value added taxes	(471,207)	(74,286)	(702,403)
(Increase) in other receivables	(41,793)	(331)	(46,328)
Decrease in prepaid expenses	-	6,753	-
(Increase) in other assets	(17,693)	(1,170)	(18,783)
Increase (decrease) in accounts payable	(24,314)	32,928	17,096
Increase in accrued expenses	17,017	38,272	172,414

Net cash used in operating activities	(2,317,239)	(514,636)	(3,242,619)

Cash flows from investing activities:
Acquisition of land	-	-	(19,590)
Purchase of mining concession	(623,111)	-	(805,160)
Payments made for construction in progress	(1,498,523)	(630,547)	(2,163,485)
Deposits toward mining concessions	(25,000)	(133,000)	(31,000)
Acquisition of machinery	(107,691)	(40,791)	(157,159)
Cash included in business acquisition	2,037	-	2,037
Business acquisition goodwill	(3,758)	-	(3,758)

Net cash used in investing activities	(2,256,046)	(804,338)	(3,178,115)

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

			From Inception
	For the year ended December 31,	For the year ended October 31,	(May 12, 2006) through December 31,
	2009	2008	2009
Cash flows from financing activities:
Cash from the sale of common stock	1,060,001	641,500	4,374,001
Payments towards notes payable	(469,053)	-	(469,051)
Payment towards equipment financing	-		(160,026)
Change in due to/from related parties, net	3,482,635	(130,790)	2,438,038
Common stock subscribed	-	88,000	-
Non-controlling interest in net assets of subsidiaries	1,608,165	-	1,608,164

Net cash provided by financing activities	5,681,748	598,710	7,791,126

Effect of exchange rate changes on cash	100,901	(184,255)	(140,016)

Cash and cash equivalents:
Net increase (decrease)	1,209,364	(904,519)	1,230,376
Beginning of period	21,012	953,321	-

End of period	$1,230,376	$48,802	$1,230,376

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

			From inception
	For the year ended December 31,	For the year ended October 31,	(May 12, 2006) through December 31,
	2009	2008	2009
Supplemental Information:
Interest paid	$73,610	$55,050	$128,660
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:

Purchase of mining concession paid by
debt to related party plus capitalized interest
(current period movement due to note modification)	$(52,048)	$(7,053)	$1,281,655

Purchase of mining concession paid with
Notes payable plus capitalized interest	$4,566,432	$-	$5,650,169

Recoverable value-added taxes incurred through
Additional debt and due to related party	$670,077	$-	$1,030,081

Beneficial conversion value for convertible debt	$1,695,000	$-	$1,695,000

Convertible debt converted to common stock, plus accrued Interest.	$1,750,088	$-	$1,750,088

Purchase of mining equipment with common stock	$-	$600,000	$600,000

Stock-based compensation Issuance of common stock for Equipment	$-	$-	$1,164,173

Acquisition of property and equipment through debt	$-	$-	$167,072

Business Combination of American Copper Mining:
Cash	$(2,037)	$-	$(2,037)
Due from related parties	1,989	-	1,989
Goodwill (from net assets)	8,270	-	8,270
Accounts payable and accrued expenses	12,071	-	12,071

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the Two months transitionary period ended December 31,
2008
Cash flows from operating activities:
Net loss	$(81,765)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	4,929
Changes in assets and liabilities:
Decrease in recoverable value added taxes	8,166
(Increase) in other receivables	(382)
Decrease in prepaid expenses	150
Decrease in other assets	80
Increase in accounts payable	2,627
Increase in accrued expenses	35,455

Net cash used in operating activities	(30,740)

Cash flows from investing activities:
Payments made for construction in progress	(24,934)
Acquisition of machinery	(396)

Net cash used in investing activities	(25,330)

Cash flows from financing activities:
Cash from the sale of common stock	44,000
Change in due to/from related parties, net	52,315

Net cash provided by financing activities	96,315

Effect of exchange rate changes on cash	(68,035)

Cash and cash equivalents:
Net decrease	(27,790)
Beginning of period	48,802

End of period	$21,012

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the Two months transition period ended December 31,
2008
SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-
Income taxes paid	$-

NON-CASH TRANSACTIONS

Purchase of mining concession paid with notes payable plus capitalized interest.	$1,767,787
Recoverable value-added taxes incurred through additional debt and due to related party	$247,050
Issuance of common stock for stock subscribed	$88,000

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

Note 1.

Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation:

Tara Minerals Corp. (the “Company”) was organized May 12, 2006 under the laws of the State of Nevada. The Company currently is engaged in the acquisition, exploration and development of mineral resource properties in Mexico.  The Company owns 99.9% of the common stock of American Metal Mining, S.A. de C.V. (“AMM”), which was established in December 2006 and operates in México. The Company also owns 90% of the common stock of Adit Resources Corp., which in turns owns 99.9% of American Copper Mining, S.A. de C.V. (“ACM”), which was established in December 2006 and operates in México.  Adit Resources Corp. (“Adit”) was organized in June 2009 and ACM was purchased in June 2009.  The Company currently has limited operations and, in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Development Stage Entities Topic is considered an Exploration Stage Company.

Tara Minerals Corp. is a subsidiary of Tara Gold Resources Corp., a publicly traded company listed on the pink sheets of the U.S. public securities market.  As of December 31, 2008, the Company opted to change its year end from October 31 to December 31 to align itself with the year end of its parent company, Tara Gold Resources Corp.  Prior to December 31, 2008, the Company’s fiscal year end was October 31.

The consolidated financial statements include the financial statements of the Company and its two subsidiaries. All amounts are in U.S. dollars unless otherwise indicated. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the years ended December 31,2009, December 31, 2008 and October 31,2008 respectively (Mexican peso per one U.S. dollar).

	December 31, 2009
Period end exchange rate	Ps.	13.0437
Weighted average exchange rate for the period ended	Ps.	13.5146

	December 31, 2008
Period end exchange rate	Ps.	13.7738
Weighted average exchange rate for the period ended	Ps.	13.2518

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

	October 31, 2008
Period end exchange rate	Ps.	12.8342
Weighted average exchange rate for the period ended	Ps.	10.7471

Other comprehensive income (loss) for the years ended December 2009, October 31, 2008 and the two months ended December 2008 is $ 100,901, $(184,255) and $(68,035), respectively, and is primarily the result of foreign currency exchange differences. Inception to date other comprehensive loss is $140,016.

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

Cash and Cash Equivalents

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2009 and October 31, 2008.

Recoverable Value-Added Taxes (IVA) and Allowance for Doubtful Accounts

Impuesto al Valor Agregado taxes (IVA) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 15%. Under certain circumstances, these taxes are recoverable by filing a tax return. Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  Periodically, management reviews the receivables for collectibility and records an allowance for doubtful accounts for those amounts deemed not to be collectible from the Mexican government for a variety of reasons.

Each period we analysis our receivables for collectability.  When a receivable is determined to not be collectible we allow for the receivable until we are either assured of collection or assured that a write off is necessary.  As of December 31, 2009 we have allowed $114,139 in association with our receivable from Recoverable value added taxes from our Mexico subsidiaries as we have determined that the Mexican government may not allow the complete refund of these taxes.

Property and Equipment and Mining Concessions

Mining concessions and acquisitions, exploration and development costs relating to mineral properties are deferred until the properties are brought into production, at which time they will be amortized on the unit of production method based on estimated recoverable reserves. If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mineral properties and the related deferred costs are recorded do not necessarily reflect present or future values.

TARA MINERALS CORP. AND SUBSIDIARIES

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

The recoverability of the book value of each property is assessed annually for indicators of impairment such as adverse changes to any of the following:

• estimated recoverable ounces of copper, lead, zinc, silver or other precious minerals

• estimated future commodity prices

• estimated expected future operating costs, capital expenditures and reclamation expenditures

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis is completed as needed, and at least annually. As of the date of this filing no events have occurred that would require the write-down of any assets. In addition, the carrying amounts of the group’s assets are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2009 and October 31, 2008, respectively, no indications of impairment existed.

Certain mining plant and equipment included in mine development and infrastructure is depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years. Other non-mining assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years.

Reclassifications and Adjustments

Certain reclassifications, which have no effect on net (loss) income, have been made in the prior period financial statements to conform to the current presentation.

Revenue recognition

Revenue from the sale of concentrate and industrial metals will be recognized when ownership passes to the purchaser at which time the following conditions are met:

i)

persuasive evidence that an agreement exists;

ii)

the risks and rewards of ownership pass to the purchaser including delivery of the product;

iii)

the selling price is fixed and determinable; or,

iv)

collectivity is reasonably assured.

Reclamation and remediation costs (asset retirement obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimates present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs.

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. There were no reclamation and remediation costs accrued as of December 31, 2009 or October 31, 2008.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

Exploration expenses

Exploration costs not directly associated with proven reserves on our mining concessions are charged to operations as incurred.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with the Income Taxes Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realizing of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, we continually assess the carrying value of our net deferred tax assets.

Stock Based Compensation

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Shares issued to employees are expensed upon issuance.

Stock based compensation for employees is account for using the Stock Based Compensation Topic of the FASB ASC.  We use the fair value method for equity instruments granted to employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Net Loss per Common Share

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC 260-10-45-19. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the years ended December 31, 2009, the Company incurred a net loss, resulting in no potentially dilutive common shares.

TARA MINERALS CORP. AND SUBSIDIARIES

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

Fair Value Accounting

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

See footnote 11.

Adopted

On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB issues Accounting Standards Updates. Accounting Standards Updates are not authoritative in their own right as they only serve to update the Codification. These

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In April 2009, the FASB issued authoritative guidance for “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures to be in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In April 2009, the FASB issued authoritative guidance for the “Recognition and Presentation of Other-Than-Temporary Impairments” in order to make existing guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In April 2009, the FASB issued authoritative guidance for “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This guidance provides additional direction for estimating fair value in accordance with established guidance for “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes direction on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In June 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance applies to both interim financial statements and annual financial statements and is effective for interim or annual financial periods ending after June 15, 2009. This guidance does not have a material impact on our financial statements.

Issued

In June 2009, the FASB issued authoritative guidance for “Accounting for Transfers of Financial Assets,” which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt this guidance in fiscal 2010 and does not expect that the adoption will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance amending existing guidance. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt this guidance in fiscal 2010. The Company does not expect that the adoption will have a material impact on the consolidated financial statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

Note 2.

Property, equipment, mine development and land.

	December 31, 2009	December 31, 2008	October 31, 2008

Land	$ 19,590	$ 19,590	$ 19,590
Mining concessions:
Pilar (a)	710,172	767,014	767,013
Don Ramon (b)	521,739	521,739	521,739
Las Nuvias (c )	100,000	100,000	100,000
Centenario (d)	1,905,472	1,520,737	-
Pirita (e)	245,270	-	-
Picacho (f)	4,564,331	-	-
Mining concessions	8,046,984	2,909,490	1,388,752

Construction in Progress	2,163,485	664,960	640,027
Machinery and equipment	924,231	816,540	816,144
	11,154,295	4,419,580	2,864,513
Less – accumulated depreciation	(67,008)	(42,608)	(37,679)
	$ 11,087,282	$ 4,367,972	$ 2,826,834

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

Calendar Year
2010	$530,791

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $739,130 have been discounted using the incremental borrowing rate of 5.01%. As of December 31, 2009, the present value of future payments is as follows:

	Debt	IVA	Total
Total remaining debt	$486,739	$73,011	$559,750
Imputed interest	(28,959)	-	(28,959)
Present value of future payments	$457,780	$73,011	$530,791

b.

On January 8, 2007 the Company amended its October 2006 agreement to acquire the Don Roman Prospect (Don Roman) from an unrelated third party for $521,739 plus $78,261 of value added tax. The purchase price was paid in full in January 2007.  This property was assigned to the Company in January 2007 by the Company’s parent. In October 2007, the Company purchased five hectares of land adjacent to the Don Roman property to build a mill, equipment yard, and campsite for construction and mining. Construction activities on this land began in October 2007. As of December 31, 2009 and October 31, 2008, construction in progress was valued at $ 2,163,485 and $640,027, respectively. In October of 2007, the Company entered into an agreement with an independent third party to purchase construction equipment for the development and operation of the Don Roman Property. Pursuant to this agreement, the Company issued 1,200,000 shares of common stock at a fair value of $600,000 during the first quarter of 2008.

c.

On January 8, 2007 the Company acquired the Las Nuvias Prospect (Las Nuvias) for $100,000 plus $15,000 of value added tax from an unrelated third party. The purchase price was paid in full in January 2007. This property was assigned to the Company in January 2007 by the Company’s parent.

d.

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

The resulting debt payment schedule, including applicable value added tax, is as follow:

Calendar Year
2010	$362,063
2011	546,673
2012	692,330
$1,601,066

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

In accordance with the Interest expense Topic of FASB ASC, the future payments of the total payment amount of $1,675,044 has been discounted using the incremental borrowing rate of 2.97%. As of December 30 2009, the present value of future payments on the Centenario contract is as follows.

	Debt	IVA	Total
Future payments	$ 1,474,429	$ 221,165	$ 1,695,594
Imputed interest	(94,528)	-	(94,528)
Present value of debt	1,379,901	221,165	1,601,066
Less: current portion	(308,063)	(54,000)	(362,063)
	$ 1,071,838	$ 167,165	$ 1,239,003

e.

In June 2009 AMM executed an agreement to acquire three mining concessions known as “Pirita” from an independent third party. The properties approximate 6,700 hectares and were purchased for a total of $50,000 cash, $230,000 financed, including $30,000 in value added taxes.

The resulting debt payment schedule, including applicable value added tax, is as follow:

Calendar Year
2010	$111,292
2011	85,228
$196,520

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $200,000 have been discounted using the incremental borrowing rate of 2.76%. As of December 31 2009, the present value of future payments on the Pirita contract is as follows:

	Debt	IVA	Total
Future payments	$ 175,000	$ 26,250	$ 201,250
Imputed interest	(4,730)	-	(4,730)
Present value of debt	170,270	26,250	196,520
Less: current portion	(96,292)	(15,000)	(111,292)
	73,978	11,250	85,228

f.

In June 2009 ACM executed an agreement to acquire eight mining concessions known as “Picacho” from an independent third party. The properties approximate 3,236 hectares and were purchased for a total of $500,000 cash, $4,945,000 financed, including $645,000 in value added taxes

The resulting debt payment schedule, including applicable value added tax, is as follow:

Calendar Year
2010	472,458
2011	483,503
2012	3,465,870
$4,421.831

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $4,300,000 have been discounted using the incremental borrowing rate of 2.76%. As of December 31 2009, the present value of future payments on the Picacho contract is as follows:

	Debt	IVA	Total
Future payments	$ 4,050,000	$ 607,500	$ 4,657,500
Imputed interest	(235,669)	-	(235,669)
Present value of debt	3,814,331	607,500	4,421,831
Less: current portion	(397,458)	(75,000)	(472,458)
	$ 3,416,873	$ 532,500	$ 3,949,373

Note 3.

Mining Deposits

As of October 31, 2008, the Company paid a deposit of $133,000 toward the involvement in a mining project. In November 2008, the formal agreement relating to the mining project was executed. In June 2009, AMM and the note holder modified the agreement, resulting in a reduction of our mining deposit of $127,000 and the expense of $6,000 that AMM also paid but which was not included in the revaluation of the concession.

As of December 31, 2009, the Company paid a deposit of $25,000 toward the involvement in “El Tigre” mining project.

Note 4.

Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on any net deferred tax assets, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

Tara Minerals and American Metal Mining

Tara Minerals and American Metal Mining are part of the consolidated Tara Gold Resources Corp. return and as such, all related deferred tax assets or liabilities would be calculated on the consolidated tax return basis and pushed down to the underlying subsidiaries as needed.  No tax benefit has been reported in connection with the net operating loss carry forwards as of the date of these financials statement that related to Tara Minerals and American Metal Mining.

Tara Gold Resources Corp. files income tax returns in the United States and Mexican federal jurisdictions.  With a few exception, the Company is no longer subject to U.S. federal examination by tax authorities on tax returns filed before January 3,1 2006.  Upon tax return filing, the U.S. federal returns are considered open tax years.  Tara Gold Resources Corp. will file its U.S. federal return for the year ended December 31, 2009 upon the issuance of this filing.  Tara Gold Resources Corp. 2007 U.S. federal return is currently under U.S. Internal Revenue Service audit, no interest and penalties have been accrued as this audit has just commenced.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

Adit Resources, Inc. and American Copper Mining

Adit Resources was organized in June 2009 and will file a separate tax return from the Tara Gold Resources Corp. consolidated federal tax return.

The total net operating loss to be carried forward at December 31, 2009 is $120,000.

The components of the Company’s deferred tax asset as of December 31, 2009 are as follows:

2009
Net operating loss carry forward tax affected	$37,000
Valuation allowance	(37,000)
Net deferred tax asset	$-

A reconciliation of the statutory income taxes rates and the effective rate is as follows:

2009
Tax at statutory rate (blended US and MX)	31%
Valuation allowance	(31%)
-%

A valuation allowance is recorded when it is more likely than not that the deferred tax assets will be realized. The future use of deferred tax assets is dependent on the future taxable profits which arise from taxable temporary timing differences which are:

•

Differences in expenses stock based compensation and stock for investor relation services

The Company does not believe all its deferred tax assets are fully realizable based on management’s projections of projected revenue of underlying business activities and therefore a valuation allowance has been provided for the remaining deferred tax assets arising from past net operating losses.

Per Internal Revenue Code Section 382, in the event of a change of ownership, the availability of the Company’s net operating loss carry forwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of this net operating loss carry forwards.  This limitation may not apply pursuant to an ownership change as described in Section 1262 of P.L. 111-5.

The net federal operating loss carry forward will expire in 2029. This carry forward may be limited upon the consummation of a business combination under IRC Section 381 or certain ownership changes, as defined in IRC Section 382.

Adit had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  Adit has not accrued any additional interest or penalties.

Adit will file income tax returns in the United States and Mexican federal jurisdictions.  Upon tax return filing, the U.S. federal returns are considered open tax years.  No tax returns for American Copper Mining are currently under examination by any tax authorities. Adit will file its U.S. federal return for the year ended December 31, 2009 upon the issuance of this filing.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

Note 5.

Related Party Transactions

Due to related parties current portion was $2,770,838 as of December 31, 2009; current and non-current, respectively, at October 31, 2008 were $354,844 and $503,388.

The Company is a subsidiary of Tara Gold Resources Corp. In January 2007, another subsidiary of Tara Gold Resources Corp., Corporacion Amermin, S.A. de C.V. (“Amermin”), made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Grouping). These properties were assigned to the Company’s subsidiary AMM as of January 2007. AMM makes payments to Amermin and Amermin makes payments related to the original purchase agreements.  At December 31, 2009, Amermin has paid the original note holder in full but AMM has not paid Amermin. At December 31, 2009, due to related parties, included:

- Pilar mining concession:  $530,790 (inclusive of valued added tax)

- Don Roman concession:  $210,000

As of December 31, 2009 Tara Gold Resources loaned the Company $1,310,000.  There are no terms to this intercompany payable and it is due on demand of the parent.

The remaining due to related parties current as of December 30, 2009 is $720,048, is due to Amermin, La Escuadra and to Ramiro Trevizo Jr. for other related party loans.

Note 6.

Convertible debt related party

In June 2009, the Company entered into a convertible debt agreement with its parent Tara Gold Resources Corp., for $1,695,000, with principle and interest due June 30, 2011.  Interest is prime rate plus 3.25% and calculated on a 365-day year.  Principle and interest are convertible into the Company’s common stock at a fixed price of $0.20.

At the date of inception, the debt had a beneficial conversion feature of $1,695,000.  This was recorded as a debt discount and will be accreted to interest expense over the term of the debt. The debt, plus $55,088 interest, was converted to 8,750,440 shares of common stock in December 2009.

Note 7.

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

In February 2007, the Company issued stock options to the officers of the Company. There were no stock options issued in 2008. See footnote 9.

In 2007, the Company issued 5,081,000 shares of common stock for cash of $2,540,500 or $0.50 a share.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

In 2008, the Company issued 1,200,000 common shares for mining equipment valued at $600,000 (See Footnote 2) or $0.50 per share and 1,069,167 common shares for $641,500 for cash or an average of $0.60 per share.

In 2008, Tara Minerals sold 1,119,167 Units at a price of $0.60 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $1.20 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.  In October 2009, the warrant exercise price was amended so that holders’ could exercise the warrant at a price of $0.90 until October 23, 2009.  After October 23, 2009 the warrant exercise price reverted to $1.20 per share. The warrant expiration date did not change.  As of March 31, 2010, 1,096,334 warrants had been exercised.  Tara Minerals received proceeds of $176,000 from the exercise of these warrants.

In 2008 and 2009, Tara Minerals sold 510,000 and 2,290,000 Units respectively at a price of $0.20 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.40 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.  As of March 31, 2010, 440,000 warrants had been exercised.  Tara Minerals received proceeds of $1,079,335 from the exercise of these warrants.

April 2009, the Company issued 650,000 shares of common stock valued at $104,000 or $0.16 a share for officer bonuses.

In April 2009, the Company issued 150,000 shares of common stock valued at $24,000 or $0.16 a share for services.

In May 2009, the Company issued 192,500 shares of common stock valued at $90,475 or $0.47 a share for services.

In June 2009, the Company issued 158,924 shares of common stock valued at $25,500 or $0.16 a share for salaries.

In June 2009, the Company issued 37,394 shares of common stock valued at $6,000 of $0.16 a share for services.

In June 2009, the Company issued 200,000 shares of common stock valued at $104,000 or $0.52 a share for services.

In December 2009, the Company issued 50,000 shares of common stock valued at $20,000 or $0.40 a share for cash.

In December 2009, the Company issued 646,667 shares of common stock valued at $582,001 or $0.90 a share for cash.

In December 2009, the Company issued 8,750,440 shares of common stock valued at $1,750,088 or $0.20 a share to convert loan from Tara Gold, the parent company.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

Note 8.

Non-controlling Interest

In October 2009, the Company’s subsidiary, Adit Resources, Corp. initiated a private placement of Adit’s common stock for $0.75 per share up to $1,500,000.  As of December 31, 2009 Adit had $1,608,169 for 2,144,224 shares of Adit common stock subscribed under this private placement with independent third parties.  At December 31, 2009 this represents 10% of the total common shares outstanding or subscribed for.

Note 9.

Stock Compensation

On February 1, 2007, the Company adopted the following stock option plans:

•

Incentive Stock Option Plan

•

Nonqualified Stock Option Plan

•

Stock Bonus Plan

The Company’s 2007 stock option plans, which are shareholder approved, permit the grant of share options and shares to its officers for up to 1,000,000 shares of common stock with an exercise price of $0.05 to two of the Company’s officers for compensation which expire February 1, 2012 (as modified in January 2010). The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company’s traded common stock. The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options. The value of the options was charged against operating expense.

2007
Expected volatility	163.90%
Weighted-average volatility	163.90%
Expected dividends	0
Expected term (in years)	2.7
Risk-free rate	4.92%

A summary of option activity under the Plan as of December 31, 2009 and October 31, 2008, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2007	1,000,000
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2009 and October 31, 2008	1,000,000	$ 0.05	2.7	$ 1,164,173
Exercisable at December 31, 2009 and October 31, 2008	1,000,000	$ 0.05	2.7	$ 1,164,173

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

There were no options granted in 2009 or 2008. All shares were vested at October 31, 2008.

Note 10.

Organization of Adit Resources Corp. and Purchase of American Copper Mining, S.A. de C.V.

In June 2009, the Company organized Adit Resources Corp. (“Adit”), a Nevada corporation, for the sole purpose of purchasing American Copper Mining, S.A. de C.V. (“ACM”), which also occurred in June 2009.

ACM owns properties which are in the same general area as the properties owned by the Company’s AMM subsidiary.  Effective June 2009, the Company, through Adit, purchased 99.9% of ACM’s common stock for approximately $3,800.  The purpose of purchasing ACM allows the Company to invest in other mining opportunities outside of the original purview of AMM.

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

The Company has initially calculated the fair value of the assets purchased and liabilities assumed as follows:

Assets	June 2009
Cash	$ 2,037
Due from related parties and value added tax	1,989
Liabilities
Due to related parties	(12,296)
Fair market value of net identifiable assets	(8,270)
Less: Purchase price of 99.9% of outstanding common stock	(3,758)
Value of assigned goodwill	$ 12,028

We have finalized this transaction and did identify any intangible items which qualify for separate disclosure and accounting apart from goodwill.

Note 11.

Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
None	$ -	$ -	$ -	$ -

Liabilities:
Total notes payable	$ 6,218,878	$ 6,218,878	$ -	$ -
Due to related parties	2,770,838	2,770,838	-	-
Total	$ 8,989,716	$ 8,989,716	$ -	$ -

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

Note 12.

Subsequent Events

Management evaluated all activity of the Company through March 31, 2010 (the issue date of the Financial Statements) and concluded the following disclosures are pertinent:

Effective, January 1, 2010, the Mexican taxing authorities increased the effect tax rates for Impuesto al Valor Agregado taxes (IVA) from 15% to 16%.  This will increase our IVA related to mining concession payments from the accrued amount of $927,925 at December 31, 2009 to $989,787 at January 1, 2010.

In January 2010, all outstanding stock options were extended to February 2012.

In January 2010, 2,250,000 options with a total intrinsic value of $3,430,611 were granted to Officers and Directors of Tara Minerals, options will expire beginning 2015.

In the first quarter of 2010, the Company abandoned the Pirita project.

In the first quarter of 2010, the Company issued common stock as follows:

•

124,000 shares of commons stock for investor relations services valued at $227,560 or $0.54 a share.

•

1,250,000 shares of common stock for investor relation and banking services valued at $2,687,500 or $0.47 a share, with warrants to purchase 1,250,000 common shares, vesting through out 2010 with a total warrant value of $2,684,028.

•

954,720 shares of common stock for $818,340 cash or $0.86 per share.

•

Warrants outstanding at December 31, 2009 were exercised at various rates for 839,667 shares of common stock and $653,934.

In the first quarter of 2010, the Company accepted stock subscriptions of $260,482 for 347,309 shares of Adit common stock.

On March 31, 2010 Adit and the note holder/vendor of Picacho amended their agreement.  Under the revised agreement, Adit paid the vendor $500,000 in cash (plus applicable taxes); and issued the vendor 320,000 shares of Adit’s common stock, which was valued at $2.50 per share, and 437,500 shares of Tara Minerals’ common stock, which was valued at $4.00 per share.

Adit paid for the Tara Minerals shares by means of a note in the principal amount of $1,750,000.  The note bears interest at 6% per year and will be due and payable on March 31, 2012. At any time after July 1, 2010 Tara Minerals may convert the outstanding principal, plus accrued interest, into shares of Adit’s common stock.  Tara Minerals will receive one share of Adit’s common stock for each $1.00 of principal and interest converted.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

Not applicable.

ITEM 9A. and 9A(T).  CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., Tara Minerals’ Principal Executive Officer and Clifford A. Brown, Tara Minerals’ Principal Financial Officer, have evaluated the effectiveness of Tara Minerals’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and in their opinion Tara Minerals’ disclosure controls and procedures are effective.

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

Tara Minerals’ management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of Tara Minerals’ internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, Tara Minerals’ management concluded that Tara Minerals’ internal control over financial reporting was effective as of December 31, 2009.

There was no change in Tara Minerals’ internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, Tara Minerals’ internal control over financial reporting.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS

Name

Age

Position

Francis R. Biscan, Jr.

49

President, Chief Executive Officer and Director

Clifford A. Brown

59

Principal Financial Officer and Director

Ramiro Trevizo

53

Director

The directors of Tara Minerals serve in such capacity until the first annual meeting of Tara Minerals’ shareholders and until their successors have been duly elected and qualified.  The officers of Tara Minerals serve at the discretion of Tara Minerals’ directors.

The principal occupations of Tara Minerals’ officers and directors during the past several years are as follows:

Francis R. Biscan, Jr. has been an officer and director of Tara Minerals since May 2006.  Between 1997 and August 2003 Mr. Biscan was an independent financial consultant, providing advice to public and private companies in the areas of capital formation and mergers and acquisitions.  Mr. Biscan has also been an officer and director of Tara Gold Resources Corp. since August 2003.

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

Ramiro Trevizo has been a director of Tara Minerals since May 2008.  Mr. Trevizo has been the president of Adit’s Mexican subsidiary, American Copper Mining, since 2007 Mr. Trevizo has also been the President of Corporacion Amermin, S.A. de C.V., the Mexican subsidiary of Tara Minerals Corp., since 2005.  Between 2003 and 2005 Mr. Trevizo was the President of Grupo Constructor de Desierto, S.A., an engineering company based in Chihuahua, Mexico.  Between 2002 and 2004 Mr. Trevizo was a regional manager for D&B Engineering of Phoenix, Arizona.  Mr. Trevizo was a project manager for Concord, California based OSP Consultants from 1999 to 2002.

Tara Minerals does not have a compensation committee.  Tara Minerals’ Board of Directors serves as its Audit Committee.  Clifford A. Brown is Tara Minerals’ financial expert.  Since Mr. Brown is an officer and director of Tara Minerals, Mr. Brown is not independent as that term is defined in section 803 of the listing standards of the NYSE Amex.

None of Tara Minerals’ directors are independent as that term is defined in section 803 of listing standards of the NYSE Amex.

Tara Minerals has adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued during the two years ended December 31, 2009 to the executive officers of Tara Minerals.

						All Other
				Stock	Option	Annual
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	Total
Francis R. Biscan,	2009	$40,000	-	$ 15,000	-	-	$ 55,000
President and	2008	-	-	-	-	-	-
Chief Executive Officer	2007	-	-	-	$ 873,130	-	$ 873,130

Clifford A. Brown,	2009	$20,000	-	$ 7,500	-	-	$ 27,500
Principal Financial	2008	-	-	-	-	-	-
Officer	2007	-	-	-	$ 291,043	-	$ 291,043

(1)

The dollar value of base salary (cash and non-cash) received.

(2)

The dollar value of bonus (cash and non-cash) received.

(3)

During the periods covered by the table, the value of Tara Mineral’s shares issued as compensation for services to the persons listed in the table.

(4)

The value of all stock options granted during the periods covered by the table.  See Note __ to the financial statements included as part of this report for details concerning the assumptions used in determining the value of these options.  See the “Stock Option and Bonus Plans - Summary” section below for other information concerning these stock options.

(5)

All other compensation received that Tara Minerals could not properly report in any other column of the table.

The following shows the amounts that Tara Minerals expects to pay to its officers during the twelve month period ending December 31, 2010, and the time these persons plan to devote to Tara Minerals’ business.  Tara Minerals has employment agreements with its officers.

	Proposed	Time to be Devoted to
Name	Compensation	Tara Minerals’ Business
Francis Richard Biscan, Jr.	$ 60,000	20 hours / week
Clifford A. Brown	$ 30,000	20 hours / week

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

Compensation of Directors.  Tara Minerals’ directors did not receive any compensation for their services as directors during the fiscal year ended December 31, 2009.

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

Summary.  The following lists, as of March 25, 2010, the options granted and the bonus shares issued pursuant to the Plans.  Each option represents the right to purchase one share of Tara Minerals’ common stock.

	Total	Shares
	Shares	Reserved for	Shares	Remaining
	Reserved	Outstanding	Issued as	Options/Shares
Name of Plan	Under Plans	Options	Stock Bonus	Under Plans
Incentive Stock Option Plan	1,000,000	750,000	N/A	250,000
Non-Qualified Stock Option Plan	3,000,000	2,500,000	N/A	500,000
Stock Bonus Plan	750,000	N/A	750,000	-

Tara Minerals’ stock option and bonus plans have not been approved by its shareholders.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to Tara Minerals Non-Qualified Stock Option Plan as of December 31, 2009.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of This Table
Non-Qualified Stock Option Plan	1,000,000	$0.05	2,000,000

The following lists the unexercised options which were outstanding as of March 25, 2010 and held by the Tara Minerals’ officers and directors.

		Shares underlying
	Date of	unexercised options which are		Exercise	Expiration
Name	Grant	Exercisable	Unexercisable	Price	Date
Francis R. Biscan, Jr	2/1/07	750,000	--	$ 0.05	2/01/12
Francis R. Biscan, Jr.	1/5/10	62,500	437,500	$ 1.57	2015-2020
Francis R. Biscan, Jr	1/5/10	1,000,000	--	$ 0.05	1/5/15
Clifford A. Brown	2/1/07	250,000	--	$ 0.05	2/01/12
Clifford A. Brown	1/5/10	62,500	187,500	$ 1.57	2015-2018
Clifford A. Brown	1/5/10	250,000	--	$ 0.05	1/5/15
Ramiro Trevizo	1/5/10	250,000	--	$ 0.05	1/5/15

The following lists the shares issued pursuant to Tara Minerals Stock Bonus Plan:

Name	Date	Shares Issued
Francis R. Biscan, Jr.	4/23/09	250,000
Francis R. Biscan, Jr.	1/05/10	50,000
Clifford A. Brown	4/23/09	200,000
Clifford A. Brown	1/05/10	25,000
Ramiro Trevizo	4/23/09	200,000
Ramiro Trevizo	1/05/15	25,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table lists, as of March 25, 2010, those persons owning beneficially 5% or more of Tara Minerals’ common stock, the number and percentage of outstanding shares owned by each director and officer of Tara Minerals and by all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares (1)	Percent of Class

Francis Richard Biscan, Jr. (2)	2,200,986	4%
2162 Acorn Court
Wheaton, IL 60187

Clifford A. Brown (2)	834,242	1.5%
313 Arbor Avenue
West Chicago, IL 60185

Ramiro Trevizo	475,000	0.9%
Calle Oregon #2432
Quintas del Sol, Chihuahua
Chihuahua, CP 31214
Mexico

Tara Gold Resources Corp. (2)	40,897,440	76.5%
2162 Acorn Court
Wheaton, IL 60187

All officers and directors as a group (3 persons)	44,407,668	83%

 (1)

Includes shares issuable, prior to May 31, 2010, upon the exercise of options held by the following persons:

	Shares Issuable Upon	Exercise	Expiration
Name	Exercise of Options	Price	Date
Francis R. Biscan, Jr.	750,000	$ 0.05	2/01/12
Francis R. Biscan, Jr.	62,500	$ 1.57	2015-2020
Francis R. Biscan, Jr	1,000,000	$ 0.05	1/5/15
Clifford A. Brown	250,000	$ 0.05	2/01/12
Clifford A. Brown	62,500	$ 1.57	2015-2020
Clifford A. Brown	250,000	$ 0.05	1/5/15
Ramiro Trevizo	250,000	$ 0.05	1/5/15

 (2)

Francis Richard Biscan, Jr., and Clifford A. Brown control Tara Gold Resources Corp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following table lists the shares of Tara Minerals’ common stock, which have been issued or sold as of March 25, 2010 to the officers, directors & affiliates of Tara Minerals.

	Number
Shareholder	of Shares	Date	Consideration
Tara Gold Resources Corp.	30,000,000	5/25/06	$0 Founders’ Shares
Officers and Directors	650,000	4/23/09	(1)
Francis R. Biscan, Jr.	93,486	6/11/09	Accrued salary in the amount of $15,000.
Clifford A. Brown	46,742	6/11/09	Accrued salary in the amount of $7,500.
Tara Gold Resources Corp.	8,750,440	12/31/09	Conversion of debt and accrued interest in the amount of $1,750,088.
Officers and Directors	100,000	3/25/10	(1)

(1)

Shares were issued pursuant to Tara Minerals Stock Bonus Plan for services rendered.  See Item 11 of this report for more information concerning the issuance of these shares.

Tara Gold Resources Corp., the controlling shareholder of Tara Minerals, is also engaged in the exploration and development of mining properties in Mexico.  Tara Gold Resources has the first right to acquire any gold or silver mining prospects.  Tara Minerals has the first right to acquire any mining prospect which may be productive of metals other than gold or silver.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Mendoza Berger & Company, LLP. audited Tara Mineral’s financial statements for the year ended December 31, 2009 the transition period for the two months ended December 31, 2008, and the year ended October 31, 2008.  The following table shows the aggregate fees billed to Tara Minerals for these periods by Mendoza Berger.

	Year ended December 31, 2009	Two months ended December 31, 2008	Year ended October 31, 2008
Audit Fees	$ 68,565	$ 14,220	$ 63,433
Audit-Related Fees	-	-	-
Financial Information Systems	-	-	-
Design and Implementation Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-

Audit fees represent amounts billed for professional services rendered for the audit of Tara Mineral’s annual financial statements and the review of Tara Mineral’s interim financial statements.  Before Mendoza Berger was engaged by Tara Minerals to render these services, the engagement was approved by Tara Mineral’s Directors.

ITEM 15.  EXHIBITS

Exhibit Number	Exhibit Name
3.1	Articles of Incorporation	*
3.2	Bylaws	*
4.1	Incentive Stock Option Plan	*
4.2	Non-Qualified Stock Option Plan	*
4.3	Stock Bonus Plan	*
10.1	Acquisition Agreement – Pilar de Mocoribo property	*
10.2	Acquisition Agreement – Don Ramon property	*
10.3	Acquisition Agreement – Las Nuvias property	*
10.4	Consulting Agreement with Qualico Capital	*
10.5	Assignments of mining properties	*
10.6	Acquisition Agreement – Centenario Prospect	**
10.7	Service Agreement with Roadshows International
10.8	Consulting Agreement with Lions Gate International
10.9	Consulting Agreement with Sudhir Khanna
10.10	Consulting Agreement with Mayfair Associates
10.11	Settlement Agreement with Lions Gate Capital 5/1/09
10.12	Sales Contract of Common Stock from Ramiro Trevizo Ledezma to ACM
10.13	Sales Contract of Common Stock from Ramiro Trevizo Gonzales to ACM
21	Subsidiaries	*
31.1	Rule 13a-14(a) Certifications –CEO
31.2	Rule 13a-14(a) Certifications – CFO
32	Section 1350 Certifications

*

Incorporated by reference to the same exhibit filed with Tara Minerals’ registration statement on Form SB-2 (File #333-143512)

**

Incorporated by reference to the same exhibit filed with Tara Minerals’ report on Form 10-K for the year ended October 31, 2008.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of April 2010.

TARA MINERALS CORP.

By    /s/ Francis R. Biscan, Jr.

Francis R. Biscan, Jr., President and Principal Executive Officer

By   /s/ Clifford A. Brown

Clifford A. Brown, Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Francis R. Biscan, Jr.
Francis R. Biscan, Jr.	Director	April 6th, 2010

/s/ Clifford A. Brown
Clifford A. Brown	Director	April 6th, 2010

/s/ Ramiro Treviso
Ramiro Trevizo	Director	April 6th, 2010

Tara TM Dec 09 10-K Final 4-2-I0