Form 10-Q
period 2010-03-31
Tara Minerals Corp.
filed 2010-05-17
CIK 1387054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of May 14, 2010, the Company had 53,885,981 outstanding shares common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

AND

THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH MARCH 31, 2010

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$504,907	$1,230,376
Recoverable value added taxes, net of allowance for bad debt of $150,551 and $114,139 at March 31, 2010 and December 31, 2009, respectively	1,187,910	1,618,345
Other receivables	43,883	42,496
Due from related parties	536,929	439,308
Total current assets	2,273,629	3,330,525

Property, equipment, mine development and land net of accumulated depreciation
of $111,028 and $67,008 at March 31, 2010 and December 31, 2009, respectively	7,871,822	11,087,282
Mining deposits	26,267	25,000
Goodwill	12,028	12,028
Other assets	19,735	18,784
Total assets	$10,203,481	$14,473,619

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,072	$17,320
Accrued expenses	352,308	184,488
Notes payable, current portion	367,026	945,814
Due to related parties	2,760,841	2,770,838
Total current liabilities	3,499,247	3,918,460

Notes payable, non-current portion	1,307,640	5,273,604
Total liabilities	4,806,887	9,192,064

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock: $0.001 par value; authorized 75,000,000 shares; issued
and outstanding 53,430,812 and 51,036,092 shares at March 31, 2010	53,431	51,036
and December 31, 2009, respectively
Additional paid-in capital	17,180,173	9,886,201
Common stock subscribed	1,005,578	-
Deficit accumulated during exploration stage	(14,827,353)	(6,123,835)
Other comprehensive loss	(144,893)	(140,016)
Total Tara Minerals stockholders’ equity	3,266,936	3,673,386

Non-controlling interest	2,129,658	1,608,169
Total Equity	5,396,594	5,281,555
Total liabilities and stockholders’ equity	$10,203,481	$14,473,619

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND

COMPREHENSIVE LOSS

	For the Three	For the Three	From inception
	Months ended	Months ended	May 12, 2006 to
	March 31, 2010	March 31, 2009	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Mining revenues:	$-	$-	$-

Cost of revenue:
Exploration expenses	1,595,971	10,029	2,046,829

Operating, general, and administrative expenses	7,115,049	181,934	11,914,827
	7,115,049	181,934	11,914,827

Net operating loss	(8,711,020)	(191,963)	(13,961,656)

Non-operating (income) expense:
Interest (income)	(6,694)	(6,880)	(116,334)
Other (income)	(1,029)	(24,259)	(779,824)
Interest expense	221	89	1,761,860
	(7,502)	(31,050)	865,702
Non-controlling interest	-	-	5

Net loss before income taxes	(8,703,518)	(160,913)	(14,827,353)

Income tax (benefit) expense	-	-	-

Net loss attributable to
Tara Minerals’ common shareholders	(8,703,518)	(160,913)	(14,827,353)

Other comprehensive expense:
Foreign currency translation	(4,877)	(48,036)	(144,893)
Comprehensive loss	$(8,708,395)	$(208,949)	$(14,972,246)

Net loss per share attributable to Tara Minerals’
common shareholders, basic and diluted	$(0.17)	$(0.01)

Weighted average number of shares of
common stock outstanding, basic and diluted	51,904,807	37,910,167

See Accompanying Notes to these Condensed Consolidated Financial Statements

.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From inception
	Three Months	Three Months	(May 12, 2006)
	Ended March 31,	Ended March 31,	through
	2010	2009	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(8,703,518)	$(160,913)	$(14,827,353)
Adjustments to reconcile net loss
to cash used in operating activities:
Bad debt expense	37,100	-	155,071
Depreciation expense	44,020	4,316	111,028
Stock based compensation and bonus plans	3,562,967	-	4,856,640
Common stock issued for services	2,915,060	-	3,889,535
Non-controlling interest	-	-	5
Cancellation of common shares for settlement	-	-	(750,000)
Expense of mining deposit upon note modification	-	-	6,000
Accretion of beneficial conversion feature	-	-	1,695,000
Accrued interest converted to common stock	-	-	55,088
Exploration expenses paid with stock payable	1,224,375	-	1,224,375
Changes in assets and liabilities
(Increase) in recoverable value added taxes	(114,790)	13,290	(817,193)
(Increase) in other receivables	(2,076)	1,960	(48,404)
(Increase) in other assets	(952)	1,090	(19,735)
(Decrease) increase in accounts payable	1,753	72,760	18,849
(Decrease) increase in accrued expenses	167,820	(28,332)	340,234
Net cash used in operating activities	(868,241)	(95,829)	(4,110,860)

Cash Flows from Investing Activities:
Acquisition of land	-	-	(19,590)
Purchase of mining concession	(25,149)	(5,828)	(830,309)
Payments made for construction in progress	(85,000)	(25,496)	(85,000)
Acquisition of machinery and equipment	(42,895)	(2,195)	(2,363,539)
Payments toward mining deposits	(1,267)	-	(32,267)
Cash included in business acquisition	-	-	2,037
Business acquisition goodwill	-	-	(3,758)
Net cash used in investing activities	(154,311)	(33,519)	(3,332,426)

Cash Flows from Financing Activities:
Cash from the sale of common stock	818,340	115,000	5,192,341
Payments toward notes payable	(711,452)	(29,173)	(1,180,503)
Payments toward equipment financing	-	-	(160,026)
Change in due to/from related parties, net	(107,620)	119,743	2,330,418
Common stock subscribed	21,203	-	21,203
Non-controlling interest, net assets of subsidiary	281,489	-	1,889,653
Net cash provided by financing activities	301,960	205,570	8,093,086

Effect of exchange rate on cash	(4,877)	(48,036)	(144,893)

Net increase (decrease) in cash	(725,469)	28,186	504,907

Cash, beginning of period	1,230,376	21,012	-

Cash, end of period	$504,907	$49,198	$504,907

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

			From inception
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	(May 12, 2006) through March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
Supplemental Information:
Interest paid	$25,649	$5,828	$154,309
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:
Purchase of mining concession paid by
debt to related party plus capitalized interest	$-	$-	$1,281,655

Purchase of mining concession paid with
notes payable plus capitalized interest
(current period movement due to note modification)	$(3,324,485)	$-	$2,635,684

Recoverable value-added taxes incurred through
additional debt and due to related party
(current period movement due to note modification)	$(508,814)	$-	$621,574

Beneficial conversion value for convertible debt	$-	$-	$1,695,000

Convertible debt converted to common stock, plus accrued interest	$-	$-	$1,750,088

Purchase of mining equipment with common stock	$-	$-	$600,000

Stock-based compensation issuance of common stock for equipment	$-	$-	$1,164,173

Acquisition of property and equipment through debt	$-	$-	$167,072

Construction in progress reclassified to property plant and equipment	$2,163,485	$-	$2,163,485

Business Combination of American Copper Mining:
Cash	$-	$-	$(2,037)
Due from related parties	-	-	1,989
Goodwill (from net assets)	-	-	8,270
Accounts payable and accrued expenses	-	-	12,071

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation:

The accompanying Condensed Consolidated Financial Statements of Tara Minerals Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Significant accounting policies disclosed therein have not changed, except as noted below.

Tara Minerals Corp. (the “Company”) was organized May 12, 2006 under the laws of the State of Nevada. The Company currently is engaged in the acquisition, exploration and development of mineral resource properties in Mexico.  The Company owns 99.9% of the common stock of American Metal Mining, S.A. de C.V. (“AMM”), which was established in December 2006 and operates in México. The Company also owns 88% of the common stock of Adit Resources Corp., which in turns owns 99.9% of American Copper Mining, S.A. de C.V. (“ACM”), which was established in December 2006 and operates in México.  Adit Resources Corp. (“Adit”) was organized in June 2009 and ACM was purchased in June 2009.  The Company currently has limited operations and, in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Development Stage Entities Topic, is considered an Exploration Stage Company.

The Company is a subsidiary of Tara Gold Resources, Corp.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at March 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. The consolidated financial statements include the financial statements of the Company, AMM, Adit and ACM. All amounts are in U.S. dollars unless otherwise indicated. All significant intercompany balances and transactions have been eliminated in consolidation.

The subsidiary’s functional currency is the Mexican Peso whereas the reporting currency of the Company is the U.S. dollar. As a result, the financial statements of the subsidiaries have been remeasured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting remeasurement gain or loss is recorded in other comprehensive income (loss).

The financial statements of the all Mexico subsidiaries should not be construed as representations that Mexican pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the three months ended March 31, 2010.  (Mexican pesos per one U.S. dollar).

	March 31, 2010
Current exchange rate	Ps.	12.4145
Weighted average exchange rate for the three months ended	Ps.	12.7873

Allowance for doubtful accounts

Each period we analyze our receivables for collectability.  When a receivable is determined to not be collectible we allow for the receivable until we are either assured of collection or assured that a write off is necessary.  At March 31, 2010 and December 31, 2009 we have allowed $150,551 and $114,139, respectively, in association with our receivable from recoverable value added taxes from our Mexico subsidiaries as we have determined that the Mexican government may not allow the complete refund of these taxes.

Mexican Income Tax Rates: Recoverable Value Added Taxes (IVA) and Income Tax (ISR)

Effective January1, 2010 the Mexican government increased Impuest al Valor Agregado taxes (IVA) to 16% and Impuesto Sobre la Renta (ISR) to 30%. These financial statements reflect these increases.  Prior rates were 15% and 28%, respectively,

Reclassifications

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

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The guidance became effective for the Company with the reporting period beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

Issued

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Note 2.

Property, plant, equipment, mine development and land

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Land	$ 19,590	$ 19,590

Mining concessions:
Pilar (a)	710,172	710,172
Don Roman (b)	521,739	521,739
Las Nuvias (c )	100,000	100,000
Centenario (d)	1,919,283	1,905,472
Pirita (e)	246,455	245,270
Picacho (f)	1,250,000	4,564,331
Mining concessions	4,747,649	8,046,984

Construction in Progress	85,000	2,163,485
Property, plant and equipment	3,130,611	924,231
	7,982,850	11,154,295
Less – accumulated depreciation	(111,028)	(67,008)
	$ 7,871,822	$ 11,087,282

Pilar, Las Nuvias, Centenario and Don Roman, are all geographically located together in Mexico and are known as the Don Roman Groupings.

a.

In September 2006 another subsidiary of Tara Gold Resources Corp., the Company’s parent, acquired the Pilar de Mocoribo Prospect (“Pilar”) from an unrelated third party for $800,000 plus $120,000 of value added tax. This property was then assigned to AMM in January 2007. In June 2009, AMM and the note holder modified the agreement to return one mining concession under this agreement and reduce the purchase by $60,870 plus the related $9,130 of value added tax. The resulting purchase price of the remaining concessions is $739,130 plus $115,737 of value added tax. The Company is required to repay the other subsidiary of its parent for this mining concession $535,659 (which includes the applicable value added tax) which was due in 2009 but remained unpaid.

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $739,130 have been discounted using the incremental borrowing rate of 5.01%. As of March 31, 2010, the present value of future payments is as follows:

	Debt	IVA	Total
Total remaining debt	$486,739	$77,879	$564,618
Imputed interest	(28,959)	-	(28,959)
Present value of future payments	$457,780	$77,879	$535,659

Effective January 1, 2010 the Mexican government increased Impuest al Valor Agregado taxes (IVA) to 16%.

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

In June 2009, AMM and the note holder modified the agreement to 1) revalue the entire Centenario concession to $2,000,000, 2) apply $127,000 toward the purchase price which we had already paid and recorded as a mining deposit, and 3) apply $197,956 toward the updated value of the concession which was originally paid by another subsidiary of Tara Gold Resources Corp.  These changes resulted in the following 1) additional debt of $28,044 plus related value added tax for these concessions, 2) the reduction of the amount of the mining deposit, 3) the expense of $6,000 that AMM also paid but which was not included in the revaluation of the concession, and 4) the increase in our Due to Related Party of $197,956 plus related value added tax. The effective amount financed in relation to this concession is $1,675,044 plus $266,001 of value added tax.

The resulting debt payment schedule, including applicable value added tax, is as follows:

Calendar Year
2010	$251,874
2011	551,673
2012	698,474
$1,502,021

In accordance with Interest Topic of FASB ASC, the future payments of the total payment amount of $1,675,044 have been discounted using the incremental borrowing rate of 2.97%. As of March 31, 2010, the present value of future payments on the Centenario contract is as follows:

	Debt	IVA	Total
Future payments	$ 1,364,429	$ 218,309	$ 1,582,738
Imputed interest	(80,717)	-	(80,717)
Present value of debt	1,283,712	218,309	1,502,021
Less: current portion	(211,874)	(40,000)	(251,874)
	$ 1,071,838	$ 178,309	$ 1,250,147

Effective January 1, 2010 the Mexican government increased Impuest al Valor Agregado taxes (IVA) to 16%.

e.

In June 2009 AMM executed an agreement to acquire three mining concessions known as “Pirita” from an independent third party. The properties approximate 6,700 hectares and were purchased for a total of $50,000 cash, $230,000 financed, including $30,000 in value added taxes.

The resulting debt payment schedule, including applicable value added tax, is as follows:

Calendar Year
2010	$112,962
2011	57,493
$170,455

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $200,000 have been discounted using the incremental borrowing rate of 2.76%. As of March 31, 2010, the present value of future payments on the Pirita contract is as follows:

	Debt	IVA	Total
Future payments	$ 150,000	$ 24,000	$ 174,000
Imputed interest	(3,545)	-	(3,545)
Present value of debt	146,455	24,000	170,455
Less: current portion	(96,962)	(16,000)	(112,962)
	$ 49,493	$ 8,000	$ 57,493

Effective January 1, 2010 the Mexican government increased Impuest al Valor Agregado taxes (IVA) to 16%.

f.

In June 2009 ACM executed an agreement to acquire eight mining concessions known as “Picacho” from an independent third party. The properties approximate 3,236 hectares and were purchased for a total of $500,000 cash, $4,945,000 financed, including $645,000 in value added taxes.

In March 2010, Adit and the note holder renegotiated the agreement to revalue the entire Picacho concession to $1,250,000. Under the revised agreement, Adit paid the vendor $500,000 in cash (plus applicable taxes); as final consideration for the mining concession. These changes resulted in the following 1) decrease debt for $3,324,485 and the 2) decrease on the related recoverable value-added taxes for $508,814. At March 31, 2010 the amended purchase price was paid in full.

In March 2010, Adit executed an agreement with noted holder of the Picacho property to purchase Technical Data pertaining to the Picacho Prospect. The Technical Data includes engineering reports, maps, assessment reports, exploration samples certificates, surveys, environmental studies and other miscellaneous information pertaining to the Picacho Prospect. As of March 31, 2010 the underlying mining concession known as Picacho had no proven reserves.  As such, the information purchased is considered research and development on a developing mine and in accordance with the ASC Research and Development (R&D) Topic - R&D is expensed when incurred. During the negotiations, the parties agreed on the value of the stock for the Technical Data of $2.25 per share for Adit stock and $4.00 per share of Tara Minerals stock.  In these financial statements we have accounted for the shares at their fair value amounts as follows:  320,000 shares of Adit’s common stock, which was valued at $0.75 per share, and 437,500 shares of Tara Minerals’ common stock which was valued at $2.25.  All stock was issued in April 2010.

Note 3.

Stockholders’ Equity

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.

January 2010, the Company issued 100,000 shares of common stock valued at $157,000 or $1.57 a share for officer bonuses.

February 2010, the Company issued 50,000 shares of common stock valued at $77,500 or $1.55 a share for investor relations.

February 2010, the Company issued 30,000 shares of common stock valued at $63,000 or $2.10 a share; 29,286 shares for investor relations and 714 shares for cash.

February 2010, the Company issued 40,000 shares of common stock valued at $80,000 or $2.00 a share for investor relations.

February 2010, the Company issued 1,250,000 shares of common stock for investor relation and banking services valued at $2,687,500 or $2.15 a share, with warrants to purchase 1,250,000 common shares, vesting throughout 2010 with a total warrant value of $2,684,028.

February 2010, the Company issued 10,000 shares of common stock for warrants exercised, valued at $12,000 or $1.20 a share for cash.

February 2010, the Company issued 250,000 shares of common stock for warrants exercised, valued at $100,000 or $0.40 a share for cash.

February 2010, the Company issued 4,000 shares of common stock valued at $9,360 or $2.34 a share, 3,658 shares for investor relations and 342 shares for cash.

March 2010, the Company issued 416,667 shares of common stock for warrants exercised, valued at $458,334 or $1.10 a share for cash.

March 2010, the Company issued 81,053 shares of common stock valued at $162,106 or $2.00 a share for cash.

March 2010, the Company issued 23,000 shares of common stock for warrants exercised, valued at $27,600 or $1.20 a share for cash.

March 2010, the Company issued 140,000 shares of common stock for warrants exercised, valued at $56,000 or $0.40 a share for cash.

Net loss per common share

Net loss per share is calculated in accordance with the Earnings Per Share Topic of FASB ASC.  The weighted average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised, such as options, warrants and convertible debt.

At March 31, 2010, the Company had a net loss resulting in no dilution of any common stock equivalents.

Note 4.

Options and Warrants

On February 1, 2007, the Company adopted the following stock option plans:

•

Incentive Stock Option Plan (for up to 1,000,000 shares)

•

Nonqualified Stock Option Plan (for up to 3,000,000 shares, as amended)

•

Stock Bonus Plan (for up to 750,000 shares)

In July 2008, the Company filed a registration statement on Form S-8 to register the shares issuable upon the exercise of Incentive Stock and Nonqualified Stock Option as well as any shares that may be issued pursuant to the Stock Bonus Plan.

In February 2007, the Company granted 1,000,000 options under its Nonqualified Stock Option Plan for 1,000,000 shares of common stock with an exercise price of $0.05 to two of the Company’s officers for compensation which originally expired February 1, 2010.  In January 2010, the expiration date of these options was extended to February 2012.  In the first quarter of 2010, the Company recognized an additional $889,031 in stock compensation associated with the extension of the expiration date.

In January 2010, the Company granted 750,000 options under it Incentive Stock Option Plan for 750,000 shares of common stock with an exercise price of $1.57 to two of the Company’s officers for compensation.  These options vest at various times until January 2017 and begin expiring at various times beginning January 2015.  The vested amount of these options was valued at $182,735.

In January 2010, the Company granted 1,250,000 options under it Nonqualified Stock Option Plan for 1,250,000 shares of common stock with an exercise price of $0.05 to three of the Company’s officers for compensation.  These options vested immediately and expire January 2015.  These options were valued at $2,334,201.

Warrants issued in relation to investment relation agreements vest at various rates starting in the second quarter of 2010.

The fair value of each option/warrant award discussed above is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company’s traded common stock. The expected term of options granted is estimated at half of the contractual term as noted in the individual option/warrant agreements and represents the period of time that management anticipates option/warrants granted are expected to be outstanding.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.

2010
Expected volatility	208.37% - 208.85%
Weighted-average volatility	208.64%
Expected dividends	0
Expected term (in years)	0.75 – 3
Risk-free rate	0.3% - 1.57%

A summary of option activity under the Plan as of March 31, 2010, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,000,000	$ 0.05
Granted	2,450,000	0.97
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2010	3,450,000	$ 0.26	4.0	$ 6,135,000
Exercisable at March 31, 2010	2,625,000	$ 0.26	4.0	$ 5,585,000

Nonvested Options	Options	Weighted -Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$ -
Granted	2,450,000	1.50
Vested	(1,625,000)	1.52
Forfeited	-	-
Nonvested at March 31, 2010	825,000	$ 1.50

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,222,500	$ 0.65
Granted	1,250,000	2.08
Exercised	(2,382,833)	0.70
Forfeited or expired	-	-
Outstanding at March 31, 2010	2,089,667	$ 0.86	1.0	$ 3,645,967
Exercisable at March 31, 2010	839,667	$ 0.65	1.0	$ 1,343,467

Nonvested Warrants	Warrants	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$ -
Granted	1,250,000	2.14
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2010	1,250,000	$ 2.14

Note 5.

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

Tara Minerals and American Metal Mining

Tara Minerals and American Metal Mining are part of the consolidated Tara Gold Resources Corp. return and as such, all related deferred tax assets or liabilities would be calculated on the consolidated tax return basis and pushed down to the underlying subsidiaries as needed.  No tax benefit has been reported in connection with the net operating loss carry forwards as of the date of these financials statements that related to Tara Minerals and American Metal Mining.

Tara Gold Resources Corp. files income tax returns in the United States and Mexican federal jurisdictions.  With a few exceptions, the Company is no longer subject to U.S. federal examination by tax authorities on tax returns filed before January 31, 2006.  Upon tax return filing, the U.S. federal returns are considered open tax years. Tara Gold Resources Corp. 2007 U.S. federal return is currently under U.S. Internal Revenue Service (IRS) audit, no interest and penalties have been accrued at the balance sheet date, as the IRS audit is not finished yet.

Effective January 1, 2010 the Mexican government increased Impuesto Sobre la Renta Income Tax (ISR) to 30%.

Adit Resources, Inc. and American Copper Mining

Adit Resources was organized in June 2009 and will file a separate tax return from the Tara Gold Resources Corp. consolidated federal tax return.

The total net operating loss to be carried forward at March 31, 2010 is approximately $661,000.

The components of the Company’s deferred tax asset are as follows:

	March 31, 2010	December 31, 2009
Net operating loss carry forward tax affected	$87,000	$37,000
Valuation allowance	(87,000)	(37,000)
Net deferred tax asset	$-	$-

A reconciliation of the statutory income taxes rates and the effective rate is as follows:

	2010	2009
Tax at statutory rate (blended US and MX)	32%	31%
Valuation allowance	(32%)	(31%)
	-%	-%

Effective January 1, 2010 the Mexican government increased Impuesto Sobre la Renta Income Tax (ISR) to 30%.

Note 6.

Related Party Transactions

Due to related parties current was $2,760,841 and $2,770,838 at March 31, 2010 and December 31, 2009 respectively.

The Company is a subsidiary of Tara Gold Resources Corp. In January 2007, another subsidiary of Tara Gold Resources Corp., Corporacion Amermin, S.A. de C.V. (“Amermin”), made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Grouping). These properties were assigned to the Company’s subsidiary AMM as of January 2007. AMM makes payments to Amermin and Amermin makes payments related to the original purchase agreements.  At March 31, 2010, Amermin has paid the original note holder in full but AMM has not paid Amermin. At March 31, 2010, due to related parties, current consisted of:

- Pilar mining concession:  $535,659 (inclusive of valued added tax)

- Don Roman concession:  $211,826

As of March 31, 2010 Tara Gold Resources loaned the Company $1,220,000.  There are no terms to this intercompany payable and it is due on demand of the parent.

The remaining due to related parties current as of March 31, 2010 is $793,356 is due to Amermin for other related party loans.

In March 2010, Adit acquired Technical Data pertaining to the Picacho Prospect, mentioned in Note 2 (f) above. Adit paid for the Tara Minerals shares used in the acquisition by means of a note in the principal amount of $1,750,000.  The note bears interest at 6% per year and is due and payable on March 31, 2012. At any time after July 1, 2010 Tara Minerals may convert the outstanding principal, plus accrued interest, into shares of Adit’s common stock.  Tara Minerals will receive one share of Adit’s common stock for each $1.00 of principal and interest converted. This is an intercompany transaction that eliminates during the consolidation of these financials.

Note 7.

Non-Controlling Interest

In October 2009, the Company’s subsidiary, Adit Resources, Corp. initiated a private placement of Adit’s common stock for $0.75 per share up to $1,500,000.  As of March 31, 2010 Adit had $1,499,451 for 1,999,268 shares of Adit common stock subscribed under this private placement with independent third parties.

At March 31, 2010 the total non-controlling interest, consisting of shares sold per the private placement, issued for services, compensation and Technical Data for Picacho represents 12% of the total common shares outstanding or subscribed for Adit.

Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value at March 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
None	$ -	$ -	$ -	$ -

Liabilities:
Total notes payable	$ 1,674,666	$ 1,674,666	$ -	$ -
Due to related parties	2,760,841	2,760,841	-	-
Total	$ 4,435,507	$ 4,435,507	$ -	$ -

Note 8.

Subsequent Events

Management evaluated all activity of the Company through May 14, 2010 (the issue date of the Financial Statements) and concluded the following disclosures are pertinent:

In April 2010, 17,669 shares of common stock for $21,203 or $1.20 per share were issued that were subscribed for as of March 31, 2010.

In April 2010, the Company issued 437,500 shares of it’s common stock valued at $2.25 per share for the assignment of Technical Data pertaining to the Picacho Prospect (see Note 2 (f)).

In April 2010, Adit issued 320,000 shares of it’s common stock valued at $0.75 per share for the assignment of Technical Data pertaining to the Picacho Prospect (see Note 2 (f) and Note 6).

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through March 31, 2010 Tara Minerals did not generate any revenue, incurred $2,046,829 in exploration expenses and $11,914,827 in operating, general and administrative expenses.  Included in operating, general and administrative expenses is a non-cash charge of $4,856,640 pertaining to the issuance of stock options, stock compensation and stock bonus plans to officers and directors of the Company.

Between December 2006 and February 2007, Tara Minerals raised $2,540,000 from the sale of 5,081,000 shares of its common stock to private investors.

In January 2008 Tara Minerals issued 1,200,000 shares of its common stock to an unrelated third party for mining equipment.

In 2008, Tara Minerals sold 1,119,167 Units at a price of $0.60 per Unit.  Each Unit consisted of one share of Tara Minerals’ common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Minerals’ common stock at a price of $1.20 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.  In October 2009, the warrant exercise price was amended so that holders’ could exercise the warrant at a price of $0.90 until October 23, 2009.  After October 23, 2009 the warrant exercise price reverted to $1.20 per share. The warrant expiration date did not change.  A total of 1,114,003 warrants for $1,101,138 were exercised as of April 29th, 2010.

In 2008 and 2009, Tara Minerals sold 2,800,000 Units at a price of $0.20 per Unit.  Each Unit consisted of one share of Tara Minerals’ common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Minerals’ common stock at a price of $0.40 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.  A total of 440,000 warrants for $176,000 were exercised as of April 29, 2010.

In 2010, Tara Minerals issued 1,250,000 shares of common stock for investor relation and banking services valued at $2,687,500 or $2.15 a share, with warrants to purchase 1,250,000 common shares, vesting throughout 2010 with a total warrant value of $2,684,028.

Tara Minerals anticipates that its capital requirements during the twelve months ending March 31, 2011 will be:

Property payments and taxes – Pilar de Mocoribo property	$ 535,659
Property payments and taxes – Pirita property	84,477
Exploration and Development – Don Roman Groupings	1,000,000
Exploration and Development - Picacho Prospect	500,000
Exploration and Development – Centenario	300,000
Property payments and taxes – Centenario	251,874
General and administrative expenses	350,000
Total	$ 3,022,010

In the first quarter of 2010, Tara Minerals continued extracting material from its Don Roman mine to process and produce lead / silver and zinc concentrates for sale to a third party.  During the first quarter, Tara Minerals spent time and resources refining its recovery and concentrate production process, including the addition of a concentrate dryer, so that in April 2010 it was able to begin shipping high quality concentrates to a third party buyer.  Tara Minerals believes that it is making steady progress towards consistent quality production of marketable concentrates and that both cash on hand and revenue from mining activities will satisfy its working capital needs for 2010.

Tara Minerals’ future plans will be dependent upon the amount of capital available to Tara Minerals and the amount of cash provided by its operations.

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

There were no changes in Tara Minerals’ internal controls over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, Tara Minerals’ internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Note 3 to the financial statements included as part of this report lists all unregistered sales of the Company’s securities during the three months ended March 31, 2010.  The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these shares.  The persons who acquired these shares were all provided with information concerning the Company prior to the purchase of their shares.  The certificates representing the shares of common stock will bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an applicable exemption from registration.  The shares are “restricted” securities as defined in Rule 144 of the Securities and Exchange Commission.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     [REMOVED AND RESERVED]

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

(a)

Exhibits

10.14	Amended Agreement – Picacho Property
10.15	Amended Service Agreement – Roadshows International
10.16	Purchase Agreement – Technical Data
31.1	Rule 13a-14(a) Certifications –CEO
31.2	Rule 13a-14(a) Certifications – CFO
32.1	Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 2010.

TARA MINERALS CORP.

By:   /s/ Francis Richard Biscan Jr.

 Francis Richard Biscan, Jr.,

President and Chief Executive Officer

By:   /s/ Clifford A. Brown

 Clifford A. Brown,

Principal Financial and Accounting Officer