Form 10-Q
period 2010-06-30
Tara Minerals Corp.
filed 2010-08-16
CIK 1387054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of August 16, 2010, the Company had 54,630,981 outstanding shares common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

AND

THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH JUNE 30, 2010

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$43,016	$1,230,376
Recoverable value added taxes, net of allowance for bad debt of $155,290 and $114,139 at June 30, 2010 and December 31, 2009, respectively	1,238,726	1,618,345
Other receivables	86,180	42,496
Total current assets	1,367,922	2,891,217

Property, equipment, mine development and land net of accumulated depreciation of $150,703 and $67,008 at June 30, 2010 and December 31, 2009, respectively	7,993,873	11,087,282
Mining deposits	25,398	25,000
Goodwill	12,028	12,028
Other assets	62,834	18,784
Total assets	$9,462,055	$14,034,311

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$47,013	$17,320
Accrued expenses	439,699	184,488
Notes payable, current portion, net of discount of $134,377 and $0 at June 30, 2010
and December 31, 2009, respectively	915,630	945,814
Note payable related party, current portion, net of discount of $25,244 and $0 at
June 30, 2010 and December 31, 2009, respectively	24,756	-
Due to related parties, net	2,941,329	2,331,530
Total current liabilities	4,368,427	3,479,152

Notes payable, non-current portion	1,004,762	5,273,604
Total liabilities	5,373,189	8,752,756

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock: $0.001 par value; authorized 75,000,000 shares; issued and outstanding 54,630,981 and 51,036,092 shares at June 30, 2010 and December 31, 2009, respectively	54,631	51,036
Additional paid-in capital	19,789,220	9,886,201
Deficit accumulated during exploration stage	(17,384,195)	(6,123,835)
Other comprehensive loss	(209,293)	(140,016)
Total Tara Minerals stockholders’ equity	2,250,363	3,673,386

Non-controlling interest	1,838,503	1,608,169
Total Equity	4,088,866	5,281,555
Total liabilities and stockholders’ equity	$9,462,055	$14,034,311

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND

COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended		From Inception
	June 30,		June 30,		May 12, 2006 to
	2010	2009	2010	2009	June 30, 2010

Mining revenues:	$ 37,775	$ -	$ 37,775	$ -	$ 37,775

Cost of revenue:
Exploration expenses	292,679	42,355	1,888,650	52,384	2,339,508

Operating, general, and administrative expenses:
Operating, general, and administrative expenses	2,570,705	628,618	9,685,754	810,553	14,485,532
	2,570,705	628,618	9,685,754	810,553	14,485,532

Net operating loss	(2,825,609)	(670,973)	(11,536,629)	(862,937)	(16,787,265)

Non-operating (income) expense:
Interest (income)	(6,142)	(6,637)	(12,836)	(13,517)	(122,476)
Other (income)	(27)	(1,045)	(1,056)	(25,304)	(779,851)
Interest expense	34,694	4,626	34,915	4,716	1,796,554
Gain on debt extinguishment	(6,138)	-	(6,138)	-	(6,138)
	22,387	(3,056)	14,885	(34,105)	888,089

Provision (benefit) for income taxes	-	-	-	-	-

Net loss	(2,847,996)	(667,917)	(11,551,514)	(828,832)	(17,675,354)

Less: Non-controlling interest	291,154	-	291,154	-	291,159
Net loss attributable to Tara Minerals’ common shareholders	(2,556,842)	(667,917)	(11,260,360)	(828,832)	(17,384,195)

Other comprehensive (expense) income:
Foreign currency translation	(64,400)	94,899	(69,277)	46,863	(209,293)
Comprehensive loss	$ (2,621,242)	$ (573,018)	$(11,329,637)	$ (781,969)	$ (17,593,488)

Net loss per share attributable to Tara Minerals’ common shareholders, basic and diluted	$ (0.05)	$ (0.01)	$ (0.22)	$ (0.02)

Weighted average number of shares of common stock outstanding, basic and diluted	53,998,455	40,036,349	52,954,278	38,979,131

See Accompanying Notes to these Condensed Consolidated Financial Statements.

.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			From inception
	Six Months	Six Months	(May 12, 2006)
	Ended	Ended	through
	June 30, 2010	June 30, 2009	June 30, 2010
Cash Flows From Operating Activities:
Net loss	$(11,260,360)	$(828,832)	$(17,384,195)
Adjustments to reconcile net loss to cash used in operating activities
Bad debt expense	493,696	-	611,667
Depreciation expense	83,695	9,067	182,627
Stock based compensation and bonus plans	3,642,041	135,500	4,935,714
Common stock issued for services	4,109,748	218,475	5,084,223
Non-controlling interest	(270,147)	4	(270,142)
Cancellation of common shares for settlement	-	-	(750,000)
Expense of mining deposit upon note modification	-	6,000	6,000
Accretion of beneficial conversion feature	31,924	-	1,726,924
Accrued interest converted to common stock	-	-	55,088
Exploration expenses paid with common stock	1,224,375	-	1,224,375
Gain on debt extinguishment	6,138	-	6,138
Changes in assets and liabilities
(Increase) in receivables	-	(8,796)	-
(Increase) in recoverable value added taxes	(170,346)	(216,716)	(872,749)
(Increase) in other receivables	(42,783)	-	(89,111)
(Increase) in other assets	(44,051)	(48)	(62,834)
Increase (decrease) in accounts payable	29,695	(11,574)	46,791
Increase (decrease) in accrued expenses	195,209	(57,204)	367,623
Net cash used in operating activities	(1,971,166)	(754,124)	(5,213,785)

Cash Flows from Investing Activities:
Acquisition of land	-	-	(19,590)
Purchase of mining concession	(25,149)	(23,450)	(830,309)
Payments made for construction in progress	-	(464,498)	(2,163,485)
Acquisition of machinery and equipment	(229,622)	(48,925)	(386,781)
Payments toward mining deposits	(398)	(558,760)	(31,398)
Cash included in business acquisition	-	2,037	2,037
Business acquisition goodwill	-	(3,758)	(3,758)
Net cash used in investing activities	(255,169)	(1,097,354)	(3,433,284)

Cash Flows from Financing Activities:
Cash from the sale of common stock	978,905	458,000	5,352,906
Payments toward notes payable	(711,452)	(110,462)	(1,180,503)
Payments toward equipment financing	-	-	(160,026)
Proceeds from notes payable, non-related parties	380,103	-	380,103
Proceeds from notes payable, related parties	50,000	-	50,000
Change in due to/from related parties, net	150,214	1,743,125	2,588,252
Non-controlling interest, net assets of subsidiary	260,482	-	1,868,646
Net cash provided by financing activities	1,108,252	2,090,663	8,899,378

Effect of exchange rate on cash	(69,277)	46,863	(209,293)

Net (decrease) increase in cash	(1,187,360)	286,048	43,016

Cash, beginning of period	1,230,376	21,012	-

Cash, end of period	$43,016	$307,060	$43,016

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(UNAUDITED)

			From inception
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	(May 12, 2006) through June 30, 2010
Supplemental Information:

Interest paid	$25,649	$23,450	$154,309
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:

Purchase of mining concession paid by debt to related party
plus capitalized interest	$-	$(52,048)	$1,281,655

Purchase of mining concession paid with notes payable plus capitalized
interest (current period movement due to note modification)	$(3,324,485)	$349,869	$2,325,684

Recoverable value-added taxes incurred through additional debt and due
to related party (current period movement due to note modification)	$(508,814)	$(4,923)	$521,267

Beneficial conversion value for convertible debt	$-	$1,695,000	$1,695,000

Convertible debt converted to common stock, plus accrued interest	$-	$-	$1,750,088

Purchase of mining equipment with common stock	$-	$-	$600,000

Stock-based compensation issuance of common stock for equipment	$-	$-	$1,164,173

Acquisition of property and equipment through debt	$60,000	$-	$227,072

Construction in progress reclassified to property plant and equipment	$2,163,485	$-	$2,163,485

Acquisition of property and equipment through debt	$984,375	$-	$984,375

Warrants with debt	$191,546	$-	$191,546

Business Combination of American Copper Mining:
Cash	$-	$(2,037)	$(2,037)
Due from related parties	-	1,989	1,989
Goodwill (from net assets)	-	8,270	8,270
Accounts payable and accrued expenses	-	12,071	12,071

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

Tara Minerals Corp. (the “Company”) was organized May 12, 2006 under the laws of the State of Nevada. The Company currently is engaged in the acquisition, exploration and development of mineral resource properties in Mexico.  The Company owns 99.9% of the common stock of American Metal Mining, S.A. de C.V. (“AMM”), which was established in December 2006 and operates in México. The Company also owns 90% of the common stock of Adit Resources Corp. (“Adit”), which in turns owns 99.9% of American Copper Mining, S.A. de C.V. (“ACM”), which was established in December 2006 and operates in México.  Adit was organized in June 2009 and ACM was purchased in June 2009.  The Company commenced operations, but has not generated any significant revenue. As a result the Company is considered an Exploration Stage Company; in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Development Stage Entities Topic,.

The Company is a subsidiary of Tara Gold Resources, Corp. (the “Company’s Patent”).

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at June 30, 2010, and the condensed consolidated statement of operations for the three and six months ended June 30, 2010 and 2009. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. The consolidated financial statements include the financial statements of the Company, AMM, Adit and ACM. All amounts are in U.S. dollars unless otherwise indicated. All significant intercompany balances and transactions have been eliminated in consolidation.

The reporting currency of the Company and Adit is the U.S. dollar. The functional currency of AMM and ACM is the Mexican Peso. As a result, the financial statements of the subsidiaries have been remeasured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting remeasurement gain or loss is recorded as other comprehensive income (loss).

The financial statements of the Mexican subsidiaries should not be construed as representations that Mexican pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the six months ended June 30, 2010.  (Mexican pesos per one U.S. dollar).

	June 30, 2010
Current exchange rate	Ps.	12.8394
Weighted average exchange rate for the six months ended	Ps.	12.6732

Allowance for doubtful accounts

Each period we analyze our receivables for collectability.  When a receivable is determined to not be collectible we allow for the receivable until we are either assured of its collection or assured that a write off is necessary.  At June 30, 2010 and December 31, 2009 we have allowed receivables relating to recoverable value added taxes of  $155,290 and $114,139, since we have determined that the Mexican government may not allow the complete refund of these taxes.

Debt Discount

Debt premiums/discounts, fees paid by the debtor to the creditor(s) as part of the issuance of debt or warrants issued with debt, are accounted for as a direct reduction of or addition to the face amount of the debt (valuation account) as the discount or premium is inseparable from the debt giving rise to it.

Mexican Income Tax Rates: Recoverable Value Added Taxes (IVA) and Income Tax (ISR)

Effective January 1, 2010 the Mexican government increased Impuest al Valor Agregado taxes (IVA) from 15% to 16% and Impuesto Sobre la Renta (ISR) from 28% to 30%. These financial statements reflect these increases.

Reclassifications

Certain reclassifications reported in prior records, which have no effect on net loss, have been adjusted to conform to the current presentation.

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

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for “Accounting for Transfers of Financial Assets,” which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency concerning transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance amending existing guidance. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company adopted this guidance for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

Note 2.

Property, plant, equipment, mine development and land

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Land	$ 19,590	$ 19,590

Mining concessions:
Pilar (a)	710,172	710,172
Don Roman (b)	521,739	521,739
Las Nuvias (c )	100,000	100,000
Centenario (d)	1,919,282	1,905,472
Pirita (e)	246,454	245,270
Picacho (f)	1,250,000	4,564,331
Mining concessions	4,747,647	8,046,984

Construction in Progress	-	2,163,485
Property, plant and equipment	3,377,339	924,231
	8,144,576	11,154,290
Less – accumulated depreciation	(150,703)	(67,008)
	$ 7,993,873	$ 11,087,282

Pilar, Las Nuvias, Centenario and Don Roman, are geographically located in Mexico and are known as the Don Roman Groupings.

a.

In September 2006 Amermin, S.A. de C.V. (“Amermin”) a subsidiary of the Company’s Parent, acquired the Pilar de Mocoribo Prospect (“Pilar”) from an unrelated third party for $800,000 plus $120,000 of value added tax. This property was then assigned to AMM in January 2007. In June 2009, AMM and the note holder modified the agreement to return one mining concession under this agreement and reduce the purchase price by $60,870 plus the related $9,130 of value added tax. The resulting purchase price of the remaining concessions is $739,130 plus $115,737 of value added tax. The Company is required to repay the other subsidiary of its parent for this mining concession $535,659 (which includes the applicable value added tax) which was due in 2009 but remains unpaid.

In accordance with the Interest Topic of FASB ASC, the future payments have been discounted using the incremental borrowing rate of 5.01%. As of June 30, 2010, the present value of future payments is as follows:

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

In June 2009, AMM and the note holder modified the agreement to 1) revalue the entire Centenario concession to $2,000,000, 2) apply $127,000 toward the purchase price which had already been paid and recorded as a mining deposit, and 3) apply $197,956 toward the new price of the concession which was originally paid by another subsidiary of the Company’s Parent.  These changes resulted in the following 1) additional debt of $28,044 plus related value added tax for these concessions, 2) the reduction of the amount of the mining deposit, 3) the expense of $6,000 that AMM also paid but which was not included in the revaluation of the concession, and 4) the increase in Due to Related Party of $197,956 plus related value added tax. The effective amount financed in relation to this concession is $1,675,044 plus $266,001 of value added tax.

The resulting debt payment schedule, including applicable value added tax, is as follows:

Calendar Year
2010	$251,874
2011	551,673
2012	698,474
$1,502,021

In accordance with Interest Topic of FASB ASC, the future payments have been discounted using the incremental borrowing rate of 2.97%. As of June 30, 2010, the present value of future payments on the Centenario contract is as follows:

	Debt	IVA	Total
Future payments	$ 1,364,429	$ 218,309	$ 1,582,738
Imputed interest	(80,717)	-	(80,717)
Present value of debt	1,283,712	218,309	1,502,021
Less: current portion	(446,088)	(80,000)	(526,088)
	$ 837,624	$ 138,309	$ 975,933

Effective January 1, 2010 the Mexican government increased Impuest al Valor Agregado taxes (IVA) to 16%.

e.

In June 2009 AMM executed an agreement to acquire three mining concessions known as “Pirita” from an independent third party. The properties approximate 6,700 hectares and were purchased for a total of $50,000 cash, $230,000 financed, including $30,000 in value added taxes.

The resulting debt payment schedule, including applicable value added tax, is as follows:

Calendar Year
2010	$84,477
2011	85,978
$170,455

In accordance with the Interest Topic of FASB ASC, the future payments have been discounted using the incremental borrowing rate of 2.76%. As of June 30, 2010, the present value of future payments on the Pirita contract is as follows:

	Debt	IVA	Total
Future payments	$ 150,000	$ 24,000	$ 174,000
Imputed interest	(3,545)	-	(3,545)
Present value of debt	146,455	24,000	170,455
Less: current portion	(121,625)	(20,000)	(141,625)
	$ 24,830	$ 4,000	$ 28,830

Effective January 1, 2010 the Mexican government increased Impuest al Valor Agregado taxes (IVA) to 16%.

f.

In June 2009 ACM executed an agreement to acquire eight mining concessions known as “Picacho” from an independent third party. The properties approximate 3,236 hectares and were purchased for a total of $500,000 cash, $4,945,000 financed, including $645,000 in value added taxes.

In March 2010, Adit and the note holder agreed to reduce the purchase of the Picacho concession to $1,250,000. Under the revised agreement, Adit paid the vendor $500,000 in cash (plus applicable taxes) as final consideration for the mining concession. These changes resulted in the following: 1) decrease debt by $3,324,485; and 2) decrease recoverable value-added taxes by $508,814. At March 31, 2010 the amended purchase price was paid in full.

In March 2010, Adit purchased Technical Data pertaining to the Picacho Prospect from the prospect’s former owner in consideration for the issuance to the former owner of 437,500 shares of the Company’s common stock and 320,000 shares of Adit’s common stock. The Technical Data includes engineering reports, maps, assessment reports, exploration samples certificates, surveys, environmental studies and other miscellaneous information pertaining to the Picacho Prospect. As of March 31, 2010 the Picacho Prospect did not have any proven reserves.  As such, the information purchased is considered research and development on a developing mine and in accordance with the ASC Research and Development (R&D) Topic - R&D is expensed when incurred. The parties agreed that the value of the stock for the Technical Data was $2.25 per share for Adit stock and $4.00 per share for the Company’s common stock.  In these financial statements the Company has accounted for the shares at their fair market value amounts as follows:  320,000 shares of Adit’s common stock, which was valued at $0.75 per share, and 437,500 shares of the Company’s common stock which was valued at $2.25.  All fair market values were determined based on contemporaneous stock issuances for cash or if the stock was quoted on an exchange, its closing stock price. All stock was issued April 2010.

Note 3.

Notes Payable

During the six months ended June 30, 2010 various non-related parties loaned the Company a total of  $380,000. The notes bear interest at 10% per year, and are due and payable six months after the promissory note date. The Company may elect to extend the maturity of the notes by six months. The interest will increase to 12% from and after December 15, 2010. As further consideration for extending credit to the Company, each note holder received a warrant that entitles them to purchase 380,000 shares of the Company’s restricted common stock at a price of $1.20 per share. The warrant may be exercised at any time on or prior to June 15, 2013. As of June 30, 2010 the debt discount associated with the notes is $134,377 (see Note 5).

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

April 2010, the Company issued 17,669 shares of common stock for warrants exercised, valued at $21,203 or $1.20 a share for cash.

April 2010, the Company issued 10,000 shares of common stock for options exercised, valued at $10,000 or $1.00 a share for cash.

April 2010, the Company issued 50,000 shares of common stock for warrants exercised, valued at $20,000 or $0.40 a share for cash.

April 2010, the Company issued 437,500 shares of common stock for the assignment of Technical Data pertaining to the Picacho Prospect, valued at $984,375 or $2.25 a share.

April 2010, the Company issued 60,000 shares of common stock, valued at $133,800 or $2.23 a share for services.

May 2010, the Company issued 50,000 shares of common stock with $3.00 warrant, valued at  $100,000 or $2.00 a share for cash.

May 2010, the Company issued 10,000 shares of common stock for options exercised, valued at $10,000 or $1.00 a share for cash.

May 2010, the Company issued 65,000 shares of common stock, valued at $120,250 or $1.85 a share for services.

June 2010, the Company issued 500,000 shares of common stock for warrants exercised, valued at $940,000 or $1.88 a share for services and cash.

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

At June 30, 2010, the Company had a net loss resulting in no dilution of any common stock equivalents.

Note 5.

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

In 2010, the Company granted 1,000,000 options for 1,000,000 shares of common stock for investor relations services with an exercise price of $2.15 a share, vesting throughout 2010 with a total value of $2,684,028. During the second quarter of 2010, the number of options granted was reduced to 500,000 with no incremental compensation cost.

Warrants issued in relation to investor relations agreements vest at various rates that began the second quarter of 2010.

Warrants issued in relation to debt that may be exercised at any time on or prior to June 15, 2013.

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

2010
Expected volatility	208.37% - 208.85%
Weighted-average volatility	208.64%
Expected dividends	0
Expected term (in years)	0.75 – 3
Risk-free rate	0.3% - 1.57%

A summary of option activity under the Plan as of June 30, 2010, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,000,000	$ 0.05
Granted	3,450,000	0.97
Exercised	(20,000)	1.00
Forfeited or expired	(1,000,000)	0.05
Outstanding at June 30, 2010	3,430,000	$ 0.52	4.0	$ 4,532,200
Exercisable at June 30, 2010	2,655,000	$ 0.52	4.0	$ 4,401,200

Nonvested Options	Options	Weighted -Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$ -
Granted	2,450,000	1.50
Vested	(1,675,000)	1.52
Forfeited	-	-
Nonvested at June 30, 2010	775,000	$ 1.50

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,222,500	$ 0.65
Granted	2,221,053	1.81
Exercised	(2,815,164)	1.09
Forfeited or expired	(500,000)	2.15
Outstanding at June 30, 2010	2,128,389	$ 1.42	1.0	$ 2,096,703
Exercisable at June 30, 2010	1,378,389	$ 0.65	1.0	$ 1,259,203

Nonvested Warrants	Warrants	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$ -
Granted	2,221,053	1.97
Vested	(971,053)	1.54
Forfeited	(500,000)	-
Nonvested at June 30, 2010	750,000	$ 1.17

Note 6.

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

Tara Minerals and American Metal Mining

The Company  and AMM are part of the consolidated return of the Company’s Parent and as such, all related deferred tax assets or liabilities are calculated on the consolidated tax return basis and pushed down to the underlying subsidiaries as needed.  No tax benefit has been reported in connection with the net operating loss carry forwards as of the date of these financials statements that relate to the Company  and AMM.

The Company’s Parent files income tax returns in the United States and Mexico. With a few exceptions, the Company is no longer subject to U.S. federal examination by tax authorities on tax returns filed before January 31, 2006.  The Company’s U.S. federal returns are considered open tax years upon filing. The 2007 U.S. federal return of the Company’s Parent is currently under U.S. Internal Revenue Service (IRS) audit, no interest and penalties have been accrued as of the balance sheet date, as the IRS audit is not yet finished.

Effective January 1, 2010 the Mexican government increased Impuesto Sobre la Renta Income Tax (ISR) to 30%.

Adit Resources, Inc. and American Copper Mining

Adit was organized in June 2009 and will file a separate tax return from the consolidated federal tax return of the Company’s Parent.

The combined net operating loss to be carried forward for Adit and ACM at June 30, 2010 is approximately $555,000.

The components of the Company’s deferred tax asset are as follows:

	June 30, 2010	December 31, 2009
Net operating loss carry forward tax affected	$518,000	$37,000
Valuation allowance	(518,000)	(37,000)
Net deferred tax asset	$-	$-

A reconciliation of the statutory income taxes rates and the effective rate is as follows:

	2010	2009
Tax at statutory rate (blended US and MX)	32%	31%
Valuation allowance	(32%)	(31%)
	-%	-%

Note 7.

Related Party Transactions and Notes Payable, Related Party

Due to related parties current, net of due from related parties was $2,941,329 and $2,331,530 at June 30, 2010 and December 31, 2009 respectively.

In January 2007, Amermin, made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Grouping). These properties were assigned to AMM in January 2007. AMM makes payments to Amermin and Amermin makes payments related to the original purchase agreements.  At June 30, 2010, Amermin has paid the original note holder in full but AMM has not paid Amermin. At June 30, 2010, due to related parties, current consisted of:

- Pilar mining concession:  $535,659 (inclusive of valued added tax)

- Don Roman concession:  $211,826

- Other related party loans with Amermin: $705,001

- Less due from related parties $60,068

As of June 30, 2010 the Company’s Parent had loaned the Company $1,497,500, included in due to related parties. There are no terms to this intercompany payable and it is due on demand of the parent.

In March 2010, Adit acquired Technical Data pertaining to the Picacho Prospect, mentioned in Note 2 (f) above. Adit paid for the Company’s shares used in the acquisition by means of a note in the principal amount of $1,750,000.  The note bears interest at 6% per year and is due and payable on March 31, 2012. At any time after July 1, 2010 The Company may convert the outstanding principal, plus accrued interest, into shares of Adit’s common stock.  The Company will receive one share of Adit’s common stock for each $1.00 of principal and interest converted. This is an intercompany transaction that was eliminated during the consolidation of these financials.

During the six months ended June 30, 2010 an officer of the Company loaned the Company $50,000. The note bears interest at 10% per year, and is due and payable on December 15, 2010. The Company may elect to extend the maturity of the note to June 15, 2011. The interest will increase to 12% beginning December 15, 2010. As further consideration for extending credit to the Company, the officer received a warrant that entitles him to purchase 50,000 shares of the Company’s restricted common stock at a price of $1.20 per share. The warrant may be exercised at any time on or prior to June 15, 2013. As of June 30, 2010 the debt discount associated with the notes is $25,244 (see Note 5).

Note 8.

Non-controlling Interest

In October 2009, the Company’s subsidiary, Adit initiated a private placement of its common stock for $0.75 per share up to $1,500,000.  As of June 30, 2010 Adit had received $1,499,451 from the sale of 1,999,268 shares of its common stock subscribed under this private placement with independent third parties.

At June 30, 2010 the total non-controlling interest, consisting of shares sold per the private placement, issued for services, compensation and Technical Data for Picacho represents 10% of the total common shares outstanding or subscribed for Adit.

Non-controlling interest at June 30, 2010
Combined Adit / ACM:
Private placement	$ 1,498,501
Finder’s fees	90,153
Technical data for Picacho	240,000
Officer compensation	301,000
Income statement pickup	(291,151)
Total	$ 1,838,503

Note 9.

Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value at June 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
None	$ -	$ -	$ -	$ -

Liabilities:
Total notes payable and related party note payable	$ 1,945,148	$ 1,945,148	$ -	$ -
Due to related parties, net	2,941,329	2,941,329	-	-
Total	$ 4,886,477	$ 4,886,477	$ -	$ -

Note 10.

Subsequent Events

Management evaluated all activity of the Company and concluded the following disclosures are pertinent:

•

In July 2010, AMM entered into a joint venture agreement with third parties (“the Associates”); where the Associates will contribute 100% of the mining rights of the concession, “Mina Godinez”, and give AMM exclusive rights to manage, operate, explore and exploit the mining lot. The Associates will maintain title of the property; AMM will incur all the costs of constructions, buildings, access roads, any necessary improvements, the adequate machinery and equipment for the development of the mine and it will be its obligation to pay any fees or taxes derived from the concession. Any machinery or equipment used for the development of the mine will remain the exclusive property of AMM. Once production starts, AMM will receive 60% of the earnings and profits until is fully reimbursed for the costs; after that and once the mine is self-sufficient AMM will get 40% of the earnings and profits. AMM, also have the 1st right to purchase the property if deemed profitable enough. The duration of this agreement is subject to a 10 years term.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Tara Minerals (“The Company”) was incorporated on May 12, 2006.  During the period from its incorporation through June 30, 2010 the Company generated $37,775 in revenue, incurred $2,339,508 in exploration expenses and $14,485,532 in operating, general and administrative expenses.  Included in operating, general and administrative expenses is a non-cash charge of $4,935,714 pertaining to the issuance of stock options, stock compensation and stock bonus plans to officers and directors of the Company.

Between December 2006 and February 2007, the Company raised $2,540,000 from the sale of 5,081,000 shares of its common stock to private investors.

In January 2008 the Company issued 1,200,000 shares of its common stock to an unrelated third party for mining equipment.

In 2008, the Company sold 1,119,167 Units at a price of $0.60 per Unit.  Each Unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.20 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.  In October 2009, the warrant exercise price was amended so that holders’ could exercise the warrant at a price of $0.90 until October 23, 2009.  After October 23, 2009 the warrant exercise price reverted to $1.20 per share. The warrant expiration date did not change.  A total of 1,114,003 warrants for $1,101,138 were exercised as of August 16, 2010.

In 2008 and 2009, the Company sold 2,800,000 Units at a price of $0.20 per Unit.  Each Unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.40 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.  A total of 490,000 warrants for $196,000 were exercised as of August 16, 2010.

In 2010, the Company issued 1,250,000 shares of common stock for investor relation and banking services valued at $2,687,500 or $2.15 a share, with warrants to purchase 750,000 common shares, vesting throughout 2010 with a total warrant value of $2,684,028.

In 2010, the Company issued warrants to purchase 430,000 shares of the Company’s restricted common stock at a price of $1.20 per share for further consideration for a $50,000 loan from a related party and $380,000 in loans from unrelated  parties. The warrants may be exercised at any time on or prior to June 15, 2013. No warrants have been exercised as of August 16, 2010.

In 2010, the Company sold 131,053 Units at a price of $2.00 per Unit.  Each Unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $3.00 per share. No warrants have been exercised as of August 16, 2010.

The Company anticipates that its capital requirements during the twelve months ending June 30, 2011 will be:

Property payments and taxes – Pilar de Mocoribo property	$ 535,659
Property payments and taxes – Pirita property	141,625
Exploration and Development – Don Roman Groupings	1,000,000
Exploration and Development - Picacho Prospect	500,000
Exploration and Development – Centenario	300,000
Property payments and taxes – Centenario	526,088
General and administrative expenses	350,000
Total	$ 3,353,372

In the second quarter of 2010, the Company continued extracting material from its Don Roman mine to process and produce lead / silver and zinc concentrates for sale to a third party.  During the first quarter, the Company spent time and resources refining its recovery and concentrate production process, including the addition of a concentrate dryer, so that in April 2010 it was able to begin shipping high quality concentrates to a third party buyer.  The Company believes that it is making steady progress towards consistent quality production of marketable concentrates and that both cash on hand and revenue from mining activities will satisfy its working capital needs for 2010.

The Company’s future plans will be dependent upon the amount of capital available to it  and the amount of cash provided by its operations.

The Company anticipates that it will need to hire 10 to 15 new employees during the twelve-month period ending June 30, 2011 primarily to run mining operations.

The Company does not have any commitments or arrangements from any person to provide it  with any additional capital.

See Note 1 to the financial statements included as part of this report for a description of the Company’s accounting policies and recent accounting pronouncements.

ITEM 4T.   CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., the Company’s Principal Executive Officer and David Bizzaro, the Company’s Principal Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Note 4 to the financial statements included as part of this report lists all unregistered sales of the Company’s securities during the six months ended June 30, 2010.  The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these shares.  The persons who acquired these shares were all provided with information concerning the Company prior to the purchase of their shares.  The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an applicable exemption from registration.  The shares are “restricted” securities as defined in Rule 144 of the Securities and Exchange Commission.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     [REMOVED AND RESERVED]

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

(a)

Exhibits

10.1	Joint Venture Agreement – Godinez Project
31.1	Rule 13a-14(a) Certifications –CEO
31.2	Rule 13a-14(a) Certifications – CFO
32.1	Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2010.

TARA MINERALS CORP.

By:   /s/ Francis Richard Biscan Jr.

 Francis Richard Biscan, Jr.,

President and Principal Executive Officer

By:   /s/ David Bizzaro

 David Bizzaro,

Principal Financial and Accounting Officer