Form 10-Q
period 2010-09-30
Tara Minerals Corp.
filed 2010-11-12
CIK 1387054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of November 12, 2010, the Company had 55,950,301 outstanding shares common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

AND

THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH SEPTEMBER 30, 2010

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$204,123	$1,230,376
Recoverable value added taxes, net of allowance for bad debt of $168,462 and $114,139 at September 30, 2010 and December 31, 2009, respectively	1,361,624	1,618,345
Other receivables	95,732	42,496
Total current assets	1,661,479	2,891,217

Property, equipment, mine development and land net of accumulated depreciation of $220,423 and $67,008 At September 30, 2010 and December 31, 2009, respectively	8,209,556	11,087,282
Mining deposits	25,000	25,000
Goodwill	12,028	12,028
Other assets	129,360	18,784
Total assets	$10,037,423	$14,034,311

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$145,067	$17,320
Accrued expenses	421,862	184,488
Notes payable, current portion, net of discount of $97,292 and $0 at September 30, 2010 and December 30, 2009, respectively	1,336,569	945,814
Notes payable related party, current portion, net of discount of $10,098 and $0 at September 30, 2010 and December 31, 2009, respectively	139,902	-
Due to related parties, net	3,238,272	2,331,530
Total current liabilities	5,281,672	3,479,152

Notes payable, non-current portion	917,783	5,273,604
Total liabilities	6,199,455	8,752,756

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock: $0.001 par value; authorized 75,000,000 shares; issued and outstanding 54,705,981 and 51,036,092 shares at September 30, 2010 and December 31, 2009, respectively	54,706	51,036
Additional paid-in capital	22,827,733	9,886,201
Common stock subscribed	671,500	-
Deficit accumulated during exploration stage	(21,370,972)	(6,123,835)
Other comprehensive loss	(175,677)	(140,016)
Total Tara Minerals stockholders’ equity	2,007,290	3,673,386

Non-controlling interest	1,830,678	1,608,169
Total Equity	3,837,968	5,281,555
Total liabilities and stockholders’ equity	$10,037,423	$14,034,311

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND

COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended		From Inception
	September 30,		September 30,		May 12, 2006 to
	2010	2009	2010	2009	September 30, 2010

Mining revenues:	$86,178	$-	$123,953	$-	$123,953

Cost of revenue:
Exploration expenses	448,058	80,522	2,336,708	132,906	2,787,566

Gross loss	(361,880)	(80,522)	(2,212,755)	(132,906)	(2,663,613)

Operating, general, and administrative expenses	3,480,312	569,312	13,166,066	1,379,865	17,965,843

Net operating loss	(3,842,192)	(649,834)	(15,378,821)	(1,512,771)	(20,629,456)

Non-operating (income) expense:
Interest (income)	(82,063)	(9,311)	(94,899)	(22,828)	(204,539)
Interest expense	239,629	243,863	274,544	248,579	2,036,183
Other (income)	(92)	(2,062)	(1,148)	(27,366)	(779,943)
Gain on debt extinguishment	-	-	(6,138)	-	(6,138)
Total non-operating (income) expenses	157,474	232,490	172,359	198,385	1,045,563

Provision (benefit) for income taxes	-	-	-	-	-

Net loss	(3,999,666)	(882,324)	(15,551,180)	(1,711,156)	(21,675,019)

Less: Non-controlling interest	12,889	-	304,043	-	304,047
Net loss attributable to Tara Minerals’ common shareholders	(3,986,777)	(882,324)	(15,247,137)	(1,711,156)	(21,370,972)

Other comprehensive (expense) income:
Foreign currency translation	33,616	(63,428)	(35,661)	(16,565)	(175,677)
Comprehensive loss	(3,953,161)	(945,752)	(15,282,798)	(1,727,721)	(21,546,649)

Net loss per share attributable to Tara Minerals’ common shareholders, basic and diluted	(0.07)	(0.02)	(0.29)	(0.04)

Weighted average number of shares of common stock outstanding, basic and diluted	54,661,144	41,588,985	53,529,486	39,858,642

See Accompanying Notes to these Condensed Consolidated Financial Statements.

.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	From Inception (May 12, 2006) through September 30, 2010

Cash Flows From Operating Activities:
Net loss	$(15,247,137)	$(1,711,156)	$(21,370,972)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	653,674	136,105	771,645
Depreciation expense	153,415	16,974	220,423
Stock based compensation and bonus plans	3,787,072	135,500	5,080,745
Common stock issued for services	4,221,110	218,475	5,195,585
Option valuation for services	2,684,027	-	2,684,027
Non-controlling interest expense	(277,973)	4	(277,968)
Cancellation of common shares for settlement	-	-	(750,000)
Expense of mining deposit upon note modification	-	6,000	6,000
Accretion of beneficial conversion feature	84,156	213,616	1,779,156
Accrued interest converted to common stock	-	-	55,088
Exploration expenses paid with common stock	1,224,375	-	1,224,375
Debt extinguishment	6,138	-	6,138
Changes in current assets and liabilities:
Recoverable value added taxes	(292,848)	(324,382)	(995,251)
Other receivables	(56,228)	(15,584)	(102,556)
Other assets	(110,577)	(16,989)	(129,360)
Accounts payable	127,747	(28,574)	144,843
Accrued expenses	217,374	(6,459)	389,788
Net cash used in operating activities	(2,825,675)	(1,376,470)	(6,068,294)

Cash Flows from Investing Activities:
Acquisition of land	-	-	(19,590)
Purchase of mining concession	(25,149)	(575,277)	(830,309)
Payments made for construction in progress	-	(1,015,441)	(2,163,485)
Acquisition of machinery and equipment	(330,205)	(97,635)	(487,364)
Payments toward mining deposits	-	-	(31,000)
Cash included in business acquisition	-	2,037	2,037
Business acquisition goodwill	-	(3,758)	(3,758)
Net cash used in investing activities	(355,354)	(1,690,074)	(3,533,469)

Cash Flows from Financing Activities:
Cash from the sale of common stock	980,043	458,000	5,354,044
Payments toward notes payable	(711,451)	(200,635)	(1,180,502)
Payments toward equipment financing	(41,412)	-	(201,438)
Proceeds from notes payable, non-related parties	480,000	-	480,000
Proceeds from notes payable, related parties	247,030	-	247,030
Changes in due to/from related party, net	304,245	3,036,357	2,742,283
Non-controlling interest, net assets of subsidiary	260,482	-	1,868,646
Common stock subscribed	671,500	-	671,500
Net cash provided by financing activities	2,190,437	3,293,722	9,981,563

Effect of exchange rate on cash	(35,661)	(16,565)	(175,677)

Net (decrease) increase in cash	(1,026,253)	210,613	204,123

Cash, beginning of period	1,230,376	21,012	-

Cash, end of period	$204,123	$231,625	$204,123

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(UNAUDITED)

			From Inception
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	(May 12, 2006) through September 30, 2010
Supplemental Information:

Interest paid	$26,275	$25,277	$154,935
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:

Purchase of mining concession paid by debt to related party
plus capitalized interest	$-	$(52,048)	$1,281,655

Purchase of mining concession with notes payable plus
capitalized interest (current period movement due to note modification)	$(3,324,485)	$4,566,432	$2,325,684

Recoverable value-added taxes incurred through additional debt and
due to related party (current period movement due to note modification)	$(508,814)	$670,077	$521,267

Beneficial conversion value for convertible debt	$-	$1,695,000	$1,695,000

Convertible debt converted to common stock, plus accrued interest	$-	$-	$1,750,088

Purchase of mining equipment with common stock	$-	$-	$600,000

Stock-based compensation issuance	$-	$-	$1,164,173

Acquisition of property and equipment with debt	$240,580	$-	$407,652

Construction in progress reclassified to property plant and equipment	$2,163,485	$-	$2,163,485

Acquisition of property and equipment through debt	$984,375	$-	$984,375

Warrants with debt	$288,576	$-	$288,576

Business Combination of American Copper Mining:
Cash	$-	$(2,037)	$(2,037)
Due from related parties	-	1,989	1,989
Goodwill (from net assets)	-	8,270	8,270
Accounts payable and accrued expenses	-	12,071	12,071

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

Tara Minerals Corp. (the “Company”) was organized May 12, 2006 under the laws of the State of Nevada. The Company currently is engaged in the acquisition, exploration and development of mineral properties in Mexico.  The Company owns 99.9% of the common stock of American Metal Mining, S.A. de C.V. (“AMM”), which was established in December 2006 and operates in México. The Company also owns 90% of the common stock of Adit Resources Corp. (“Adit”), which in turns owns 99.9% of American Copper Mining, S.A. de C.V. (“ACM”), which was established in December 2006 and operates in México.  Adit was organized in June 2009 and ACM was purchased in June 2009.  The Company commenced operations, but has not generated any significant revenue. As a result the Company is considered an Exploration Stage Company in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Development Stage Entities Topic.

Unless otherwise indicated, all references to the Company include the operations of its subsidiaries, and all references to Adit include the operation of its subsidiary.

The Company is a subsidiary of Tara Gold Resources, Corp. (the “Company’s Parent”).

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at September 30, 2010, and the condensed consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. The consolidated financial statements include the financial statements of the Company, AMM, Adit and ACM. All amounts are in U.S. dollars unless otherwise indicated. All significant intercompany balances and transactions have been eliminated in consolidation.

The reporting currency of the Company and Adit is the U.S. dollar. The functional currency of AMM and ACM is the Mexican Peso. As a result, the financial statements of the subsidiaries have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement gain or loss is recorded as other comprehensive income (loss).

The financial statements of the Mexican subsidiaries should not be construed as representations that Mexican pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the nine months ended September 30, 2010.  (Mexican pesos per one U.S. dollar).

	September 30, 2010
Current exchange rate	Ps.	12.4801
Weighted average exchange rate for the nine months ended	Ps.	12.7178

Allowance for doubtful accounts

Each period the Company analyzes their receivables for collectability.  When a receivable is determined to not be collectible the receivable is allowed for until there is assurance of its collection or that a write off is necessary.  At September 30, 2010 and December 31, 2009 the Company has allowed receivables relating to recoverable value added taxes of $168,462 and $114,139, since it was determined that the Mexican government may not allow the complete refund of these taxes.

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

Reclassifications

Certain reclassifications, which have no effect on net loss or change in equity, have been made in the prior period financial statements to conform to the current presentation.

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

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Issued

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on its consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

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

Note 2.

Property, plant, equipment, mine development and land

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Land	$ 19,590	$ 19,590

Mining concessions:
Pilar (a)	710,172	710,172
Don Roman (b)	521,739	521,739
Las Nuvias (c )	100,000	100,000
Centenario (d)	1,919,283	1,905,472
Pirita (e)	246,454	245,270
Picacho (f)	1,250,000	4,564,331
Mining concessions	4,747,648	8,046,984

Construction in Progress	-	2,163,485
Property, plant and equipment	3,662,741	924,231
	8,429,979	11,154,290
Less – accumulated depreciation	(220,423)	(67,008)
	$ 8,209,556	$ 11,087,282

Pilar, Don Ramon, Las Nuvias and Centenario properties are geographically located in Mexico and are known as the Don Roman Groupings.

a.

In September 2006 Amermin, S.A. de C.V. (“Amermin”) a subsidiary of the Company’s Parent, acquired the Pilar de Mocoribo Prospect (“Pilar”) from an unrelated third party for $800,000 plus $120,000 of value added tax. This property was then assigned to AMM in January 2007. In June 2009, AMM and the note holder modified the agreement to return one mining concession under this agreement and reduce the purchase price by $60,870 plus the related $9,130 of value added tax. The resulting purchase price of the remaining concessions is $739,130 plus $115,737 of value added tax. The Company is required to repay the other subsidiary of its parent for this mining concession totaling $535,659 (which includes the applicable value added tax) which was due in 2009 but remains unpaid.

In accordance with the Interest Topic of FASB ASC, the future payments have been discounted using the incremental borrowing rate of 5.01%. As of September 30, 2010, the present value of future payments is as follows:

	Debt	IVA	Total
Total remaining debt	$486,739	$77,879	$564,618
Imputed interest	(28,959)	-	(28,959)
Present value of future payments	$457,780	$77,879	$535,659

Effective January 1, 2010 the Mexican government increased Impuesto al Valor Agregado taxes (IVA) to 16%.

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

d.

In November 2008, the Company acquired eight mining concessions known as “Centenario” from an independent third party. The properties approximate 5,400 hectares and were purchased for $1,894,050, including $247,050 in value added taxes.

In June 2009, the Company and the note holder modified the agreement to 1) revalue the entire Centenario concession to $2,000,000, 2) apply $127,000 toward the purchase price which had already been paid and recorded as a mining deposit, and 3) apply $197,956 toward the new price of the concession which was originally paid by another subsidiary of the Company’s Parent.  These changes resulted in the following 1) additional debt of $28,044 plus related value added tax for these concessions, 2) the reduction of the amount of the mining deposit, 3) the expense of $6,000 that AMM also paid but which was not included in the revaluation of the concession, and 4) the increase in Due to Related Party of $197,956 plus related value added tax. The effective amount financed in relation to this concession is $1,675,044 plus $266,001 of value added tax.

The resulting debt payment schedule, including applicable value added tax, is as follows:

2010	$251,874
2011	551,673
2012	698,474
$1,502,021

In accordance with Interest Topic of FASB ASC, the future payments have been discounted using the incremental borrowing rate of 2.97%. As of September 30, 2010, the present value of future payments on the Centenario contract is as follows:

	Debt	IVA	Total
Future payments	$ 1,364,429	$ 218,309	$ 1,582,738
Imputed interest	(80,717)	-	(80,717)
Present value of debt	1,283,712	218,309	1,502,021
Less: current portion	(446,088)	(80,000)	(526,088)
	$ 837,624	$ 138,309	$ 975,933

Effective January 1, 2010 the Mexican government increased Impuesto al Valor Agregado taxes (IVA) to 16%.

e.

In June 2009 AMM executed an agreement to acquire three mining concessions known as “Pirita” from an independent third party. The properties approximate 6,700 hectares and were purchased for a total of $50,000 cash, $230,000 financed, including $30,000 in value added taxes.

The resulting debt payment schedule, including applicable value added tax, is as follows:

2010	$84,477
2011	85,978
$170,455

In accordance with the Interest Topic of FASB ASC, the future payments have been discounted using the incremental borrowing rate of 2.76%. As of September 30, 2010, the present value of future payments on the Pirita contract is as follows:

	Debt	IVA	Total
Future payments	$ 150,000	$ 24,000	$ 174,000
Imputed interest	(3,545)	-	(3,545)
Present value of debt	146,455	24,000	170,455
Less: current portion	(146,455)	(24,000)	(170,455)
	$ -	$ -	$ -

Effective January 1, 2010 the Mexican government increased Impuesto al Valor Agregado taxes (IVA) to 16%.

f.

In June 2009 Adit acquired eight mining concessions known as “Picacho” from an independent third party. The properties approximate 3,236 hectares and were purchased for a total of $500,000 cash, $4,945,000 financed, including $645,000 in value added taxes.

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

In March 2010, Adit purchased technical data pertaining to the Picacho Prospect from the prospect’s former owner in consideration for the issuance to the former owner of 437,500 shares of the Company’s common stock and 320,000 shares of Adit’s common stock. The technical data includes engineering reports, maps, assessment reports, exploration samples certificates, surveys, environmental studies and other miscellaneous information pertaining to the Picacho Prospect. As of March 31, 2010 the Picacho Prospect did not have any proven reserves.  As such, the information purchased was considered research and development pertaining to  a developing mine and in accordance with the ASC Research and Development (R&D) Topic - R&D is expensed when incurred. The parties agreed that the value of the stock for the technical data was $2.25 per share for Adit stock and $4.00 per share for the Company’s common stock.  The Company has accounted for the shares at their fair market value as follows:  320,000 shares of Adit’s common stock were valued at $0.75 per share, and 437,500 shares of the Company’s common stock were valued at $2.25.  All fair market values were determined based on contemporaneous stock issuances for cash or if the stock was quoted on an exchange, it’s closing stock price. All stock was issued April 2010.

Note 3.

Notes Payable

The following table represents the outstanding balance of loans and capital leases for the Company as of September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Mining concession	$ 1,672,476	$ 6,219,418
Non-related parties loans, net of debt discount of $97,292 and $0 at September 30, 2010 and December 30, 2009, respectively	382,708	-
Auto loans	126,320	-
Equipment	72,848	-
	2,254,352	6,219,418
Less – current portion	(1,336,569)	(945,814)
Total	$ 917,783	$ 5,273,604

During the nine months ended September 30, 2010 various non-related parties loaned the Company a total of $480,000. The notes bear interest at 10% per year, and are due and payable six months after the promissory note date. The Company may elect to extend the maturity of the notes by six months. The interest will increase to 12% from and after December 15, 2010. As further consideration for extending credit to the Company, each note holder received a warrant that entitles them to purchase 480,000 shares of the Company’s restricted common stock at a price of $1.20 per share. The warrant may be exercised at any time on or prior to June 15, 2013. As of September 30, 2010 the debt discount associated with the notes is $97,292.

During the nine months ended September 30, 2010, AMM financed the purchase of three Ford F-150's, one Ford F-250, one Ford-350 and one Courier Pick-Ups to be used in operations for $128,750. The loan is for 48 months. As of September 30, 2010 the outstanding balance of the loan was $126,320.

On July 21, 2010, AMM financed the purchase of mining equipment for $98,500 plus IVA of $15,760 to be used in operations. AMM gave a down payment of $20,000 plus IVA of $3,200. The terms of the note are as following: five monthly payments of $15,700 plus IVA. As of September 30, 2010 the outstanding balance of the note is $72,848 including IVA.

Note 4.

Stockholders’ Equity

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.

January 2010, the Company issued 100,000 shares of common stock valued at $157,000 or $1.57 a share for officer bonuses.

February 2010, the Company issued 50,000 shares of common stock valued at $77,500 or $1.55 a share for investor relations.

February 2010, the Company issued 29,286 shares of common stock valued at $61,500 or $2.10 a share for investor relations.

February 2010, the Company sold 714 shares of common stock for $1,500 or $2.10 a share for cash.

February 2010, the Company issued 40,000 shares of common stock valued at $80,000 or $2.00 a share for investor relations.

February 2010, the Company issued 1,250,000 shares of common stock for investor relation and banking services valued at $2,687,500 or $2.15 a share, with warrants to purchase 1,250,000 common shares, vesting throughout 2010 with a total warrant value of $2,684,028.

February 2010, the Company sold 10,000 shares of common stock for warrants exercised, for $12,000 or $1.20 a share for cash.

February 2010, the Company sold 250,000 shares of common stock for warrants exercised, for $100,000 or $0.40 a share, for cash.

February 2010, the Company issued 3,658 shares of common stock valued at $8,560 or $2.34 a share for investor relations.

February 2010, the Company sold 342 shares of common stock for $800 or $2.34 a share for cash.

March 2010, the Company sold 416,667 shares of common stock for warrants exercised, for $458,334 or $1.10 a share for cash.

March 2010, the Company sold 81,053 shares of common stock for $162,106, or $2.00 a share, for cash.

March 2010, the Company sold 23,000 shares of common stock for warrants exercised, for $27,600 or $1.20 a share, for cash.

March 2010, the Company sold 140,000 shares of common stock for warrants exercised, for $56,000 or $0.40 a share for cash.

April 2010, the Company sold 17,669 shares of common stock for warrants exercised, for $21,203 or $1.20 a share for cash.

April 2010, the Company sold 10,000 shares of common stock for options exercised, for $10,000 or $1.00 a share, for cash.

April 2010, the Company sold 50,000 shares of common stock for warrants exercised, for $20,000 or $0.40 a share, for cash.

April 2010, the Company issued 437,500 shares of common stock for the assignment of technical data pertaining to the Picacho Prospect, valued at $984,375 or $2.25 a share.

April 2010, the Company issued 60,000 shares of common stock, valued at $133,800 or $2.23 a share for services rendered.

May 2010, the Company sold 50,000 shares of common stock (together with warrants to purchase 50,000 shares of the Company’s common stock at a price of $3.00 per share) for $100,000 or $2.00 a share for cash.

May 2010, the Company sold 10,000 shares of common stock for options exercised, valued at $10,000 or $1.00 a share for cash.

May 2010, the Company issued 65,000 shares of common stock, valued at $120,250 or $1.85 a share for services rendered.

June 2010, the Company sold 499,734 shares of common stock, valued at $939,500 or $1.88 a share for services rendered.

June 2010, the Company sold 266 shares of common stock, valued at $500 or $1.88 a share for cash.

August 2010, the Company issued 75,000 shares of common stock for investor relations, valued at $112,500 or $1.50 a share.

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

At September 30, 2010, the Company had a net loss resulting in no dilution of any common stock equivalents.

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

In February 2007, the Company granted two of its officers options under its Nonqualified Stock Option Plan for the purchase of 1,000,000 shares of common stock. The options have an exercise price of $0.05 and were originally scheduled to expire on February 1, 2010.  In January 2010, the expiration date of these options was extended to February 2012.  In the first quarter of 2010, the Company recognized an additional $889,031 in stock compensation associated with the extension of the expiration date.

In January 2010, the Company granted two of its officer’s options under its Incentive Stock Option Plan for the purchase of 750,000 shares of common stock. The options are exercisable at a price of $1.57 per share and vest at various dates until January 2017. The options expire at various dates beginning January 2015.  As of September 30, 2010 the vested options were valued at $182,735.

In January 2010, the Company granted options to three of the Company’s officers under its Nonqualified Stock Option Plan. The options allow for the purchase of 1,250,000 shares of common stock at an exercise price of $0.05 per share.  These options vested immediately, expire in January 2015 and were valued at $2,334,201.

In 2010, the Company granted options for the purchase of 1,000,000 shares of common stock to an unrelated third party for investor relations services. The options have an exercise price of $2.15 a share and vest during 2010. For financial reporting purposes, the options were valued at$2,684,028. During the second quarter of 2010, the number of options granted was reduced to 500,000 with no incremental compensation cost.

In September 2010, the Company granted options for 200,000 shares of common stock to an unrelated third party for investor relations services. The options have an exercise price of $1.00 per share, vest between September 2010 and March 2011 and expire two years from the date of vesting. For financial reporting purposes, the options were valued at $145,412.

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

2010
Expected volatility	208.37% - 92.53%
Weighted-average volatility	208.67%
Expected dividends	0
Expected term (in years)	0.75 – 3
Risk-free rate	0.25% - 1.57%

A summary of option activity during the nine months ended September 30, 2010 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,000,000	$ 0.05
Granted	3,650,000	0.97
Exercised	(20,000)	1.00
Forfeited or expired	(1,000,000)	0.05
Outstanding at September 30, 2010	3,630,000	$ 0.52	4.0	$ 3,657,000
Exercisable at September 30, 2010	2,805,000	$ 1.01	4.0	$ 3,522,000

Nonvested Options	Options	Weighted -Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$ -
Granted	3,650,000	1.50
Vested	(2,825,000)	1.52
Forfeited	-	-
Nonvested at September 30, 2010	825,000	$ 1.50

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,222,500	$ 0.65
Granted	2,908,253	1.61
Exercised	(1,532,336)	1.09
Forfeited or expired	(500,164)	2.15
Outstanding at September 30, 2010	4,098,253	$ 1.38	1.0	$ 1,468,748
Exercisable at September 30, 2010	4,098,253	$ 1.26	1.0	$ 1,468,748

Nonvested Warrants	Warrants	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$ -
Granted	2,908,253	1.87
Vested	(2,408,253)	1.54
Forfeited	(500,000)	2.15
Nonvested at September 30, 2010	-	$ -

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

Effective January 1, 2010 the Mexican government increased Impuesto Sobre la Renta Income Tax (ISR) to 30%.

Adit Resources, Inc. and American Copper Mining

Adit was organized in June 2009 and files a separate tax return from the consolidated federal tax return of the Company’s Parent.

The combined net operating loss to be carried forward for Adit and ACM at September 30, 2010 is approximately $599,000.

The components of Adit’s deferred tax asset are as follows:

	September 30, 2010	December 31, 2009
Net operating loss carry forward tax affected	$599,000	$37,000
Valuation allowance	(599,000)	(37,000)
Net deferred tax asset	$-	$-

A reconciliation of the statutory income taxes rates and the effective rate is as follows:

	2010	2009
Tax at statutory rate (blended US and MX)	34%	31%
Valuation allowance	(34%)	(31%)
	-%	-%

Note 7.

Related Party Transactions and Notes Payable, Related Party

Due to related parties’ current, net of due from related parties was $3,238,272 and $2,331,530 at September 30, 2010 and December 31, 2009 respectively.

In January 2007, Amermin, made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Grouping). These properties were assigned to AMM in January 2007. AMM makes payments to Amermin and Amermin makes payments related to the original purchase agreements.  At June 30, 2010, Amermin has paid the original note holder in full but AMM has not paid Amermin. At September 30, 2010, due to related parties, current consisted of:

- Pilar mining concession:  $535,659 (inclusive of valued added tax)

- Don Roman concession:  $211,826

- Other related party loans with Amermin: $686,447

- Less due from related parties $75,057

As of September 30, 2010 the Company’s Parent had loaned the Company $1,826,900, which amount is included in Due to Related Parties. There are no terms to this intercompany payable and it is due on the demand of the Company’s Parent.

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

During the nine months ended September 30, 2010 an officer of the Company loaned the Company $50,000. The note bears interest at 10% per year, and is due and payable on December 15, 2010. The Company may elect to extend the maturity of the note to June 15, 2011. The interest will increase to 12% beginning December 15, 2010. As further consideration for extending credit to the Company, the officer received a warrant that entitles him to purchase 50,000 shares of the Company’s restricted common stock at a price of $1.20 per share. The warrant may be exercised at any time on or prior to June 15, 2013. As of September 30, 2010 the debt discount associated with the notes is $10,098.

On July 28, 2010 Adit borrowed $100,000 from an officer of Adit. The note bears interest at 3.25% per year and is due and payable on December 31, 2010.

Note 8.

Non-controlling Interest

Between October 2009 and September 2010, the Company’s subsidiary, Adit sold 1,999,268 shares of its common stock, at a price of $0.75 per share, in a private placement.

At September 30, 2010 the total non-controlling interest for the Picacho prospect, consisting of shares sold in the private placement, shares issued for services, and shares issued for the technical data represented 10% of the total common shares outstanding or subscribed for Adit.

Non-controlling interest at September 30, 2010
Combined Adit / ACM:
Private placement	$ 1,499,501
Finder’s fees	95,215
Technical data for Picacho	240,000
Officer compensation	300,000
Income statement pickup	(304,043)
AMM Non-controlling interest	5
Total	$ 1,830,678

Note 9.

Fair Value

The Company's financial assets and liabilities, measured at fair value by level within the fair value hierarchy, are shown below. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value at September 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
None	$ -	$ -	$ -	$ -

Liabilities:
Total notes payable and related party note payable	$ 2,394,254	$ 2,394,254	$ -	$ -
Due to related parties, net	3,238,272	3,238,272	-	-
Total	$ 5,632,526	$ 5,632,526	$ -	$ -

Note 10.

Joint Ventures

In July 2010, the Company entered into a joint venture agreement with third parties. The joint venture agreement provides that the third parties will contribute 100% of the mining rights to the concession, “Mina Godinez” and the Company will have the exclusive rights to manage, operate, explore and exploit the concession. The Company will pay for the construction of buildings, access roads, and any necessary improvements. The Company will also pay for the machinery and equipment required for the operation of the mine. Any machinery or equipment used for the development of the mine will remain the exclusive property of the Company. Once production starts, the Company will receive 60% of the profits from the mine until it is fully reimbursed for its costs.  The Company will receive 40% of the profits thereafter.  The Company, also has a first right of refusal to purchase the property.   The joint venture agreement will expire in July 2020, at which time the joint venture will be liquidated and dissolved. As of September 30, 2010, no costs have been incurred.

Note 11.

Subsequent Events

In October 2010, the Company issued 497,200 shares of common stock for $621,500 or $1.25 per share. The shares were issued were subscribed for as of September 30, 2010.

In October 2010, the Company issued 125,000 shares of common stock for $50,000 or $0.40 per share were issued pertained to warrants exercised and subscribed for as of September 30, 2010.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Tara Minerals (“The Company”) was incorporated on May 12, 2006.  During the period from its incorporation through September 30, 2010 the Company generated $123,953 in revenue, incurred $2,787,566 in exploration expenses and $17,965,843 in operating, general and administrative expenses.  Included in operating, general and administrative expenses is a non-cash charge of $5,080,745 pertaining to the issuance of stock options, stock compensation and stock bonus plans to officers and directors of the Company.

Between December 2006 and February 2007, the Company raised $2,540,000 from the sale of 5,081,000 shares of its common stock to private investors.

In January 2008 the Company issued 1,200,000 shares of its common stock to an unrelated third party for mining equipment.

In 2008, the Company sold 1,119,167 Units at a price of $0.60 per Unit.  Each Unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.20 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.  In October 2009, the warrant exercise price was amended so that holders’ could exercise the warrant at a price of $0.90 until October 23, 2009.  After October 23, 2009 the warrant exercise price reverted to $1.20 per share. The warrant expiration date did not change.  A total of 1,114,003 warrants for $1,101,138 were exercised as of November 12, 2010.

In 2008 and 2009, the Company sold 2,800,000 Units at a price of $0.20 per Unit.  Each Unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.40 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.  A total of 615,000 warrants for $246,000 were exercised as of November 12, 2010.

In 2010, the Company granted options for the purchase of 1,000,000 shares of common stock to an unrelated third party for investor relations services. The options have an exercise price of $2.15 a share and vest during 2010. For financial reporting purposes, the options were valued at$2,684,028. During the second quarter of 2010, the number of options granted was reduced to 500,000 with no incremental compensation cost.

In September 2010, the Company granted options for 200,000 shares of common stock to an unrelated third party for investor relations services. The options have an exercise price of $1.00 per share, vest between September 2010 and March 2011 and expire two years from the date of vesting. For financial reporting purposes, the options were valued at $145,412.

In 2010, the Company issued warrants to purchase 530,000 shares of the Company’s restricted common stock at a price of $1.20 per share for further consideration for a $50,000 loan from a related party and $480,000 in loans from unrelated parties. The warrants may be exercised at any time on or prior to June 15, 2013. No warrants have been exercised as of November 12, 2010.

In 2010, the Company sold 131,053 Units at a price of $2.00 per Unit.  Each Unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $3.00 per share. No warrants have been exercised as of November 12, 2010.

In 2010, the Company sold 497,200 Units at a price of $1.25 per Unit.  Each Unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.50 per share during the first year and at a price of $2.00 per share during the second year following the sale of the Units. No warrants have been exercised as of November 12, 2010.

The Company anticipates that its capital requirements during the twelve months ending September 30, 2011 will be:

Property payments and taxes – Pilar de Mocoribo property	$ 535,659
Property payments and taxes – Pirita property	170,455
Exploration and Development – Don Roman Groupings	1,000,000
Exploration and Development - Picacho Prospect	500,000
Exploration and Development – Centenario	300,000
Property payments and taxes – Centenario	526,088
General and administrative expenses	350,000
Total	$ 3,382,202

In the third quarter of 2010, Tara Minerals continued Don Roman operations but struggled to find the right professional team to optimize processes to segregate and control mined material. Due to this, recovery rates and concentrate shipments have been inconsistent. Metallurgical testing is currently being performed on mined material from El Sapo and other recently discovered structures at Don Roman to improve recovery rates at the mill. Management has spent the last couple of months reviewing proposals from turn-key contract operators to run Don Roman at expanded capacity and improved recovery rates. Management is currently in discussions with a preferred experienced team. Tara Minerals management is committed to resolve all operational issues in an expeditious manner. Tara Minerals believes that both cash and securities on hand, and joint venture relationships will satisfy its working capital needs for 2010.

The Company’s future plans will be dependent upon the amount of capital available to it and the amount of cash provided by its operations.

The Company anticipates that it will need to hire 10 to 15 new employees during the twelve-month period ending September 30, 2011 primarily to run mining operations.

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

OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Note 4 to the financial statements included as part of this report lists all unregistered sales of the Company’s securities during the nine months ended September 30, 2010.  The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these shares.  The persons who acquired these shares were all provided with information concerning the Company prior to the purchase of their shares.  The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an applicable exemption from registration.  The shares are “restricted” securities as defined in Rule 144 of the Securities and Exchange Commission.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     [REMOVED AND RESERVED]

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

(a)

Exhibits

31.1	Rule 13a-14(a) Certifications –CEO
31.2	Rule 13a-14(a) Certifications – CFO
32.1	Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2010.

TARA MINERALS CORP.

By:   /s/ Francis Richard Biscan Jr.

 Francis Richard Biscan, Jr.,

President and Principal Executive Officer

By:   /s/ David Bizzaro

 David Bizzaro,

Principal Financial and Accounting Officer