Form 10-K
period 2010-12-31
Tara Minerals Corp.
filed 2011-04-15
CIK 1387054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Fiscal Year Ended December 31, 2010

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. – 333-143512

TARA MINERALS CORP.

 (Name of Small Business Issuer in its charter)

Nevada	20-5000381
(State of incorporation)	(IRS Employer Identification No.)

2162 Acorn Court Wheaton, IL	60189
(Address of Principal Executive Office)	(Zip Code)

Registrant's telephone number, including Area Code: (630) 462-2079

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

 Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 Yes ☐   No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2010 was approximately $22,989,530.

As of March 31, 2011, the Company had 58,479,987 issued and outstanding shares of common stock.

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

In this filing references to "Company," "we," "our," and/or "us," refers to Tara Minerals Corp. and, unless the context indicates otherwise, its consolidated subsidiaries.

ITEM 1.  BUSINESS.

Tara Minerals Corp. (the “Company”) explores and develops mining properties which may be productive of copper, lead, zinc and other industrial metals.   The Company was incorporated in Nevada on May 12, 2006 and is in the exploration stage.

Tara Gold Resources Corp., which is also engaged in the exploration and development of mining properties in Mexico, owns 70% of Tara Minerals’ common stock.  The reason Tara Gold formed Tara Minerals was that, in the opinion of Tara Gold, some investors prefer gold and silver projects, while others prefer lead, zinc and silver projects.  Consequently, capital may be easier to obtain by separating gold properties from industrial metal properties.  In this regard, Tara Gold has the first right to acquire any gold or silver prospects and Tara Minerals has the first right to acquire any industrial metal prospects.

Beginning in 2011, Tara Gold Resources Corp. will begin to distribute all of its shares in Tara Minerals to its shareholders at a rate of one Tara Minerals common share for every 20 outstanding shares of Tara Gold Resources Corp.  The ex-dividend date is May 18, 2011, the record date is May 20, 2011 and the payment date is May 27, 2011.  Additional distributions will be announced over the next 24 months until all Tara Minerals shares, held by Tara Gold, are distributed to Tara Gold shareholders.

Tara Minerals plans to acquire low-cost properties that have the potential to yield high returns.  After acquiring a property and selecting a possible exploration area through its own efforts or with others, Tara Minerals typically compiles reports, past production records and geologic surveys concerning the area.  Tara Minerals may then undertake a field exploration program to determine whether the area merits work.  Initial field exploration on a property normally consists of geologic mapping and geochemical and/or geophysical surveys, together with selected sampling to identify host environments that may contain specific mineral occurrences (referred to also as “technical data”).  If an area shows promise, drilling programs may be undertaken in an effort to locate the existence of economic mineralization.  If mineralization is delineated, further work will be undertaken to estimate ore reserves, evaluate the feasibility for the development of the mining project, obtain permits for commercial development, and, if the project appears to be economically viable, proceed to place the deposit into commercial production.

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

The exploration and development of properties that are joint ventured with third parties are normally managed by a joint venture participant that is designated as the operator.  The operator of a mining property generally provides all labor, equipment, supplies and management on a cost plus fee basis and often must perform specific tasks over a specified time period.  Separate fees may be charged to the joint venture by the operator and, once certain conditions are met, the joint venture is typically required to pay the costs in proportion to its interests in the property.

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

In connection with the acquisition of a property, Tara Minerals may conduct limited reviews of title and related matters and obtain certain representations regarding ownership.  Although Tara Minerals plans to conduct reasonable investigations (in accordance with standard mining practice) of the validity of ownership, it may be unable to acquire good and marketable title to its properties.

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

Tara Minerals owns 99.9% of the common stock of American Metal Mining S.A. de C.V., a Mexican corporation.  The Company also owns 87% of the common stock of Adit Resources Corp., which in turns owns 99.9% of American Copper Mining, S.A. de C.V. Tara Minerals’ operations in Mexico are conducted through American Metal Mining and American Copper Mining since Mexican law provides that only Mexican corporations are allowed to own mining properties. However, when the Pilar de Mocoribo, Don Roman and Lourdes and Las Nuvias properties were acquired in September and October 2006, American Metal Mining had not been incorporated.  As a result, these mining properties owned by Tara Minerals were acquired by Corporacion Amermin, S.A. de C.V., the Mexican subsidiary of Tara Gold.  These properties were transferred to American Metal Mining after its formation in December 2006. All references to Tara Minerals include the operations of American Metal Mining, Adit Resources Corp., and American Copper Mining.  All of the Company’s operations in Mexico are conducted through its Mexican subsidiaries.

As of March 31, 2011 Tara Minerals had a 100% interest in the mining properties listed below.  Although Tara Minerals believes that each of these properties has deposits of copper, lead or zinc, the properties are in the exploratory state, and with the exception of Don Roman that is in the operating stage, do not have any known reserves, and may never produce any of these metals in commercial quantities.

The properties owned by American Metal Mining, primarily the Don Roman Groupings, are located in the northern part of the La Reforma Mining District of north eastern Sinaloa State, Mexico.  The predominant rocks in the area are Upper Jurassic-Lower Cretaceous carbonate (limestone) rocks and Tertiary granitic intrusives.  The La Reforma Mining District has been mined for more than 300 years, with substantial amounts of precious and base metals produced from numerous mines. In the opinion of Tara Minerals, the district has never been properly explored using present day, industry standard, exploration methods, including geochemistry, geophysics, and geology. Tara Minerals feels that this area may potentially host base metals that were never discovered or exploited due in part to market conditions, lack of technology, and lack of funding.

The properties owned by American Copper Mining, primarily known as the Picacho Groupings, are located approximately 100 kilometers south of the US-Mexico border and 65 kilometers northeast of Yamana´s Mercedes project within the Northern Sierra Madre gold belt in close proximity to Bacoachi, Sonora, Mexico.  The area is underlain by Tertiary and Cretaceous andesitic, rhyolitic flows and tuffs with ignimbritic and less abundant intrusive porphyritic rocks.  Past activity on the Picacho Groupings by various parties has resulted in the construction of at least 9 adits, several shafts and raises, numerous workings and diamond drills, remnants of tailings from operations in the 1930´s have been found but most of this material was removed and further beneficiated by prior owners.  The Company feels that this property has the potential for 1+ million equivalent ounces of gold situated within 10.8 kilometers of gold bearing veins that have been identified to date.

The proposed exploration program for each property will typically consist of rock-chip sampling, soil geochemistry, geological mapping, a geophysical survey, trenching, drilling, and resource calculation.  The exploration program will take place in phases, with some phases occurring simultaneously.  Rock chip and soil geochemistry may be initiated first to test and define the mineralization. This may be followed up with a CSAMT (Controlled-Source Audio-Frequency Magneto Telluric) to test the extent and depth of sulphide mineralization which could host copper, lead or zinc.  The CSAMT is an industry standard geophysical technique that has been used successfully to identify carbonate deposits in Mexico and other locations.  Upon completion of the exploration program, and if results are positive, a drilling program may begin.  Drilling results will then be evaluated and a mineral resource calculation will be made.  Notwithstanding the above, the exploration program for each property will depend on a number of factors, including the property’s particular geological conditions and the extent of any prior exploration work.

With the exception of the Don Roman Groupings, as of March 31, 2011 no plants or other facilities were located on any of the properties.  Water and power will be required to further explore and, if warranted, develop Tara Minerals mining prospects.

Tara Minerals will contract with qualified personnel to conduct and supervise all aspects of its exploration program.

The exploration programs on the properties will be funded either through Tara Minerals’ cash on hand or from operations, proceeds from the sale of Tara Minerals and subsidiaries common stock, or funds obtained from a joint venture partner.

In Mexico, land size is denominated in hectares and weight is denominated in tonnes.  One hectare is equal to approximately 2.47 acres and one tonne is equal to 2,200 pounds.

Don Roman Groupings

The Don Roman Groupings, comprised of 9,136 hectares, were acquired in October 2006, November 2008 and March 2011 from unrelated third parties for approximately $2,076,440, plus value added taxes of approximately $313,367. The Don Roman Groupings consist of the Pilar, Don Roman, Las Nuvias, Centanario, and the La Verde mining prospects.

The Don Roman plant is 18 kilometers due north from Choix Sinaloa.  The plan is accessed by 10 kilometers of paved road, and 8 kilometers of dirt road which the state/federal authorities are paving to the plant site.  From plant site, the closest concessions are the Don Roman Groupings from which mine site can be accessed through a company maintained road with a regular pick up truck. The Don Roman Groupings are in the heart of La Reforma Mining District as well as the stated gold belt that stems from the state of Chihuahua.

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

Permits needed to move towards continued active mining have been completed.  Tara Minerals is assessing options and costs associated with the design of various mining and recovery systems.  Mining and processing equipment have been purchased and the plant, which will be capable of processing a minimum of 400 tonnes per day, has begun testing ore runs on one of three circuits.  Water rights for the property have been acquired and a 3" water pump and 4.5 km water line are in place to draw water from a nearby reservoir.  High voltage electrical service has been supplied to an electrical substation, which will supply power to operate the plant.

Two circuits capable of producing a minimum of 200 tonnes per day have been, with a third circuit that is near completion, and an additional regrind circuit that can be implemented at the appropriate time.

As of December 31, 2010 approximately $3,500,000 has been spent on the processing plant facilities, processing equipment, and related mining equipment.

In 2010 Tara Minerals began production start up at the Don Roman plant.  In the third quarter of 2010, Tara Minerals continued extracting lead, zinc, and silver ore from its mine and stockpiling it for future processing at its processing plant. In the fourth quarter of 2010, plan activity ceased and the plant is in “Care & Maintenance”, with management spending the last couple of months reviewing proposals from turn-key contract operators to operate the Don Roman plant, in order to effectively expand capacity and improved recovery rates. At the same time, Tara Minerals has also been entertaining interest from potential joint venture partners, who also have operational expertise. Site visits have taken place and others are being scheduled, along with other due diligence procedures. Tara Minerals continues to maintain a very positive outlook for Don Roman and the surrounding properties and management is committed to resolve all operational issues in an expeditious manner. Tara Minerals believes that it is making steady progress towards its above stated goals.

Godinez Joint Venture

In July 2010, Tara Minerals entered into a joint venture agreement that provides that third parties where they will contribute 100% of the mining rights to the concession “Mina Godinez” and Tara Minerals will have the exclusive rights to manage, operate, explore and exploit the concession. Tara Minerals will pay for the construction of buildings, access roads, and any necessary improvements. Tara Minerals will also pay for the machinery and equipment required for the operation of the mine. Any machinery or equipment used for the development of the mine will remain the exclusive property of Tara Minerals. Once production starts, Tara Minerals will receive 60% of the profits from the mine until it is fully reimbursed for its costs.  Tara Minerals will receive 40% of the profits thereafter.  Tara Minerals, also has a first right of refusal to purchase the property.   The joint venture agreement will expire in July 2020, at which time the joint venture will be liquidated and dissolved. As of March 31, 2011, no costs have been incurred.

This property is located within La Reforma Mining District, and is located south of El Fuerte, state of Sinaloa.  The mine can be reached by paved road 25 Km due south from El Fuerte then approximately 3Km dirt road to the mine opening. Godinez contains gold bearing vein structures that after initial testing look very promising.

Picacho Groupings

In July 2009 Tara Minerals acquired eight mining claims known as the “Picacho groupings” from Emilio Acuña Peralta for $4,800,000, plus value-added tax of $720,000.  Tara Minerals paid $575,000 of the purchase price and value-added tax in June 2009.  The $575,000 paid to Mr. Acuña in June 2009 was borrowed from Tara Gold by Tara Minerals.

In July 2009 Tara Minerals transferred the Picacho prospect to Adit.  In connection with the transfer of the prospect, Adit issued Tara Minerals a promissory note in the principal amount of $650,000 to compensate Tara Minerals for its down payment toward the purchase price of the property and to reimburse Tara Minerals for other amounts advanced on behalf of Adit.  The note is unsecured, bears interest at 3.25% per year, and is due and payable on June 30, 2011.  Adit has since repaid $600,000 towards this note.

On March 31, 2010 Adit and Mr. Acuna amended their agreement.  Under the revised agreement Adit paid Mr. Acuna $500,000 in cash (plus $80,000 in value added taxes) and in consideration for the transfer of all technical data relating to the prospect, issued Mr. Acuna 320,000 shares of Adit’s common stock, which was valued at $2.50 per share, and 437,500 shares of Tara Minerals’ common stock, which was valued at $4.00 per share.

Adit paid for the Tara Minerals shares by means of a note in the principal amount of $1,750,000.  The note bears interest at 6% per year and is be due and payable on March 31, 2012. At any time after July 1, 2010 Tara Minerals may convert the outstanding principal, plus accrued interest, into shares of Adit’s common stock.  Tara Minerals will receive one share of Adit’s common stock for each $0.75 of principal and interest converted.

On January 28, 2011, Adit sold 500,000 units at a price of $1.00 per unit to Yamana Gold Inc.  Each unit consisted of one share of Adit’s common stock and one half warrant.  Each full warrant entitles Yamana to purchase one share of Adit’s common stock at a price of $1.50 per share at any time on or before January 28, 2014.

In connection with the sale of the units, Adit also signed a letter of intent that grants Yamana an option to acquire up to a 70% interest in Adit’s Picacho gold/silver project.  A definitive agreement is expected to be completed by May 15, 2011.  Upon completion of the definitive agreement, Adit will sell an additional 2,500,000 units to Yamana at a price of $1.00 per unit.  The units will be identical to the units sold on January 28, 2011.  From the $3,000,000 received from Yamana, Adit will be required to spend $2,000,000 in exploration work on the Picacho project within 12 months of signing the definitive agreement.

Yamana can earn a 51% interest in the project by spending an additional $5,000,000 on the project within 30 months of the date of the definitive agreement and paying Adit an additional $1,000,000.

Yamana can increase its interest to 70% by spending an additional $9,000,000 on the project and paying Adit an additional $2,000,000.

The Picacho Groupings consists of 7,060 hectares within the Northern Sierra Madre gold belt, 100 kilometers south of the U.S. border, in close proximity to Bacoachi, Sonora, Mexico.  From Bacoachi the concessions can be accessed through a company maintained road with a regular pick up truck.  The area has a high level of exploration activity and is close to a national paved highway and power grid.

The following shows the timing and estimated cost for the present exploration plan for this property:

Phase	Projected Completion	Estimated Cost
Surface Evaluation and Exploration Drilling	2011	$ 2,000,000
Development Drilling, Feasibility, Equipment Ordering	2012	$ 2,500,000
Development, Construction, Production	2013	$ 3,000,000

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

Exploration mining concession applications are filed at government offices.  Exploration concessions are valid for fifty years and give their holders the right to carry out exploration work and, if warranted, any mine on the concession put into production.

Mining concessions do not grant the holder the right to enter or use the surface land of the mining lots.  It is therefore necessary to obtain the permission of the surface owner for that purpose.  Typically, a verbal authorization with no consideration is granted for prospecting and sample gathering.  A simple letter agreement or contract is normally used for drilling, trenching, or basic road building.  For more advanced exploration activities, a small monetary consideration is normally required.  In some cases the concessionaire is also required to make minor improvements which benefit the local community such as fixing a road or fence or building an earthen dam.  Building and operating a mine requires a more formal agreement.  If an agreement cannot be reached with the surface owner, the Mining Law gives the concessionaire the right to request a temporary occupation of the land or an expropriation (or an easement for the construction of roads, power lines, water pipes, etc.).  Compensation is set through an appraisal made by the federal government.

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

Potential Acquisition of Tara Gold by Tara Minerals

In September 2010, Tara Gold entered into a tentative agreement with Tara Minerals which provided that Tara Minerals will acquire all of the outstanding shares of Tara Gold by exchanging one Tara Mineral share for two Tara Gold shares. In an effort to avoid any conflicts due to common directors, the transaction will require the approval of non-affiliate shareholders owning a majority of the outstanding shares of Tara Minerals and Tara Gold.

In 2011 this acquisition was cancelled.  Tara Gold Resources Corp. will begin to distribute all of its shares in Tara Minerals to its shareholders at a rate of one Tara Minerals common share for every 20 outstanding shares of Tara Gold Resources Corp.  The ex-dividend date is May 18, 2011, the record date is May 20, 2011 and the payment date is May 27, 2011.  Additional distributions will be announced over the next 24 months until all Tara Minerals shares, held by Tara Gold, are distributed to Tara Gold shareholders.

General

Tara Minerals’ offices are located at 2162 Acorn Court, Wheaton, IL 60189 and consist of approximately 150 square feet of office space are supplied free of charge by Francis R. Biscan, Jr., the President of Tara Minerals.

As of March 31, 2011 the only employees of Tara Minerals were its three officers.

Tara Minerals’ website is www.taraminerals.com.

ITEM 1A. RISK FACTORS.

There is no assurance that any of Tara Gold’s remaining properties will be capable of producing precious metals in commercial quantities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2.  PROPERTIES.

See Item 1.

ITEM 3.  LEGAL PROCEEDINGS.

On September 13, 2010, Tara Gold Resources Corp. announced that it had entered into a tentative agreement with the Company which provided the Company would acquire all of the common shares of Tara Gold by exchanging one share of the Company’s common stock for two Tara Gold shares.  In an effort to avoid any conflicts due to common directors, the transaction will require the approval of non-affiliate shareholders owning a majority of the outstanding shares of the Company and Tara Gold.

On September 20, 2010 Chris Columbo filed a lawsuit in the District Court for Carson City Nevada, against the Company Tara Gold, and Tara Gold’s officers and directors. The essence of the lawsuit was to obtain the fairest price for Tara Gold, whether from the Company or a third party.  On October 25, 2010 Mr. Columbo voluntarily dismissed his lawsuit against the Company and other defendants.

On October 22, 2010 Patricia J. Root filed a lawsuit in the Circuit Court for Dupage County, Illinois, against the Company, Tara Gold, and Tara Gold’s directors.  The essence of the lawsuit is to prevent the Company’s proposed acquisition of Tara Gold.

Tara Minerals believes the lawsuit filed by Ms. Root was premature since, as noted in the September 13, 2010 press release, the transaction was tentative and was subject to the approval of the shareholders of Tara Gold who are not officers or directors of Tara Gold.  No binding agreement between Tara Gold and Tara Minerals has been was ever signed.

On April 6, 2011 Ms. Root voluntarily dismissed her lawsuit against Tara Minerals, Tara Gold, and all other defendants.

ITEM 4.  [REMOVED AND RESERVED.]

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since June, 2008 Tara Minerals’ common stock has been quoted on the OTC Bulletin Board under the symbol “TARM”.  Prior to that date, there was no established trading market for Tara Minerals’ common stock.

Shown below are the ranges of high and low closing prices for Tara Minerals’ common stock for the periods indicated as reported by FINRA and as reported on www.stockwatch.com.  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2009	$ 0.53	$ 0.16
June 30, 2009	$ 0.58	$ 0.16
September 30, 2009	$ 1.09	$ 0.47
December 31, 2009	$ 1.78	$ 1.00
March 31, 2010	$ 2.75	$ 1.55
June 30, 2010	$ 2.30	$ 1.65
September 30, 2010	$ 2.04	$ 1.36
December 31, 2010	$ 1.40	$ 0.58

As of March 31, 2011, Tara Minerals had 58,479,987 outstanding shares of common stock and 77 shareholders of record.  The following table lists additional shares of Tara Minerals’ common stock which may be issued.

	Number of	Note
	Shares	Reference
Shares issuable upon exercise of options held by Tara Minerals’ officers	3,250,000	A
Shares issuable upon exercise of warrants sold in private offerings	4,271,999	B

A.

See Item 11 of this report for information concerning the terms of these options.

B.

In 2008, the Company sold 1,119,167 Units at a price of $0.60 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  As of December 31, 2010, 1,114,003 warrants had been exercised for $1,101,138.  The remaining 5,164 warrants expired unexercised.

In 2008 and 2009, The Company sold 510,000 and 2,290,000 Units respectively at a price of $0.20 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant, with each warrant exercisable at $0.40.  As of December 31, 2010, 635,000 warrants had been exercised for $254,000.  The remaining 2,155,000 warrants expire at various times in 2011.

In February 2010 Tara Minerals issued 250,000 shares of its common stock and 250,000 warrants to an investor relations consultant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.01 per share at any time on or before November 5, 2010.

In 2010, the Company granted options for the purchase of 1,000,000 shares of common stock to an unrelated third party for investor relations services. The options have an exercise price of $2.15 a share and vested during 2010. For financial reporting purposes, the options were valued at $2,684,028. During the second quarter of 2010, the number of options granted was reduced to 500,000 with no incremental compensation cost.

October 2010, the Company sold 295,200 Units at a price of $1.25 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $1.50 per share during the first year period and $2.00 the second year following the sale of the Units.  The warrants expire two years after their issuance.  As of December 31, 2010 no warrants have been exercised.

Between October and December 2010, the Company sold 1,571,799 Units at a price of $0.75 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $1.00 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.  As of December 31, 2010 no warrants have been exercised.

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

During 2010, the Company issued warrants in relation to debt; these warrants were cancelled when the note holders elected to convert the debt to shares

Recent Sales of Unregistered Securities and Use of Proceeds

Equity securities that were sold by Tara Gold for the fiscal year ending the three months ended December 31, 2010 that were not registered under the Securities Act of 1933 and were not previously included in a Quarterly Report filed on Form 10-Q or in a Current Report on Form 8-K are as follows:

October 2010, the Company sold 295,200 Units at a price of $1.25 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $1.50 per share during the first year period and $2.00 the second year following the sale of the Units.  The warrants expire two years after their issuance.  As of December 31, 2010 no warrants have been exercised.

October 2010, the Company issued 26,120 shares of common stock for services, valued at $28,210 or $1.08 a share.

October 2010, the Company issued 500,000 shares of common stock for warrants exercised, for $500 or $0.001 a share for cash.

Between October and December 2010, the Company sold 1,571,799 Units at a price of $0.75 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $1.00 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.  As of December 31, 2010 no warrants have been exercised.

December 2010, the Company issued 123,241 shares of common stock for services, valued at $147,889 or $1.20 a share.

Tara Minerals relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these securities.  The persons who acquired these securities were sophisticated investors and were provided full information regarding the business and operations of Tara Minerals.  There was no general solicitation in connection with the offer or sale of these securities.  The persons who acquired these securities acquired them for their own accounts.  The certificates representing the shares of common stock and warrants bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. Tara Minerals’ Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through December 31, 2010 Tara Minerals generated revenue of $160,421 and incurred expenses of $658,007 in cost of sales; $2,473,709 in exploration expenses and $20,372,340 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $7,648,704 pertaining to the issuance of stock options.

Tara Minerals anticipates that its capital requirements during the twelve months ending March 31, 2012 will be:

Exploration and Development – Centenario	$ 250,000
Property payments and taxes – Centenario	25,000
Exploration and Development – Choix/Pilar	100,000
Property payments and taxes – Choix/Pilar	30,500
Exploration and Development – La Verde	500,000
Property Payments and taxes – La Verde	62,000
Exploration and Development – Don Roman Groupings	650,000
Property payments and taxes – Don Roman Groupings	3,500
Exploration and Development - Picacho Prospect	2,500,000
Property payments and taxes – Picacho Prospect	40,000
General and administrative expenses	375,000
Total	$ 4,536,000

The capital requirements shown above include capital required by Tara Minerals and subsidiaries.

Tara Minerals will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

As of March 31, 2011 Tara Minerals has sought to expand and advance the Don Roman Groupings project by acquiring additional highly prospective mineral claims; and by opening up the project to numerous parties that have expressed an interest in the possibility of becoming an operating partner in the further development of the Don Roman Groupings.  Interest from various parties have also been expressed towards El Oro (a concession within the Don Roman Groupings), Tara Minerals iron ore, gold, copper prospect. Based on this interest, Tara Minerals has been investigating the economic merits surrounding the iron ore market, has found favorable results, and is now working on a number of development strategies relating to iron ore.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS.

 TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE FISCAL YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

And

THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Tara Minerals Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tara Minerals Corp. (a Nevada corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the fiscal years ended December 31, 2010 and 2009, and for the period from inception (May 12, 2006) through December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tara Minerals Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the fiscal years ended December 31, 2010 and 2009, and for the period from inception (May 12, 2006) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP

Irvine, California

April 15, 2011

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash	$157,579	$1,230,376
Recoverable value added taxes, net of allowance for bad debt of $1,366,533 and $114,139 at December 31, 2010 and December 31, 2009, respectively	170,494	1,618,345
Other receivables, net of allowance for bad debt of $4,692 and $3,832 at December 31, 2010 and December 31, 2009, respectively	104,828	42,496
Total current assets	432,901	2,891,217
Property, plant, equipment, mine development and land, net of accumulated depreciation of $295,925 and $67,008 at December 31, 2010 and December 31, 2009, respectively	8,101,786	11,087,282
Mining deposits	53,368	25,000
Deferred tax, non-current portion	2,930,982	-
Goodwill	12,028	12,028
Other assets	157,870	18,784
Total assets	$11,688,935	$14,034,311

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$204,157	$17,320
Accrued expenses	476,064	184,488
Notes payable, current portion	824,001	945,814
Notes payable related party	100,000	--
Due to related parties, net of due from of $69,143 and $439,308 at December 31, 2010 and December 31, 2009, respectively	3,465,232	2,331,530
Total current liabilities	5,069,454	3,479,152
Notes payable, non-current portion	1,068,350	5,273,604
Total liabilities	6,137,804	8,752,756

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock: $0.001 par value; authorized 75,000,000 shares; issued and outstanding 57,236,288 and 51,036,092 shares at December 31, 2010 and December 31, 2009, respectively	57,236	51,036
Additional paid-in capital	24,515,978	9,886,201
Common stock subscribed, net of stock receivable of $212,744 at December 31, 2010	1,129,696	-
Other comprehensive loss	(246,253)	(140,016)
Accumulated deficit during exploration stage	(21,962,357)	(6,123,835)
Total Tara Minerals stockholders’ equity	3,494,300	3,673,386
Non-controlling interest	2,056,831	1,608,169
Total equity	5,551,131	5,281,555
Total liabilities and equity	$11,688,935	$14,034,311

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND

COMPREHENSIVE LOSS

	For the year ended December 31, 2010	For the year Ended December31, 2009	From inception (May 12, 2006) to December 31, 2010

Mining revenues	$160,421	$-	$160,421

Cost of revenue	658,007	-	658,007
Gross margin	(497,586)	-	(497,586)

Exploration expenses	2,022,851	261,470	2,473,709

Operating, general, and administrative expenses	15,572,562	2,079,170	20,372,339

Net operating loss	(18,092,999)	(2,340,640)	(23,343,634)

Non-operating (income) expense:
Interest (income)	(26,000)	(40,043)	(135,640)
Loss on conversion of note payable	783,090	-	783,090
Interest expense	327,161	1,761,575	2,088,800
Gain on debt extinguishment	(6,178)	-	(6,178)
Other (income)	(1,200)	(28,584)	(779,995)
	1,076,873	1,692,948	1,950,077

Loss before income taxes	(19,169,872)	(4,033,588)	(25,293,712)

Income tax benefit	(2,930,982)	-	(2,930,982)

Net loss	(16,238,890)	(4,033,588)	(22,362,729)

Add: Net loss attributable to non-controlling interest	400,368	-	400,368

Net loss attributable to Tara Minerals’ shareholders	(15,838,522)	(4,033,588)	(21,962,357)

Other comprehensive income (loss):
Foreign currency translation	(106,237)	100,901	(246,253)

Comprehensive loss	$(15,944,760)	$(3,932,687)	$(22,208,611)

Net loss per share, basic and diluted	$(0.30)	$(0.10)

Weighted average number of shares, basic and diluted	54,079,665	40,348,227

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

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

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(CONTINUED)

	Common Stock		Additional	Common Stock	Other Comprehensive	Accumulated Deficit During
	Shares	Amount	Paid In Capital	Subscribed	Income	Exploration Stage	Total

Balance at October 31, 2007	36,581,000	$ 36,581	$ 4,418,092	$ -	$ 11,374	$ (2,220,782)	$ 2,245,265

Common stock sold for cash	1,069,167	1,069	640,431	-	-	-	641,500

Common stock issued for equipment	1,200,000	1,200	598,800	-	-	-	600,000

Cancelled shares	(1,500,000)	(1,500)	(748,500)	-	-	-	(750,000)

Common stock subscribed (340,000 shares)	-	-	-	88,000	-	-	88,000

Foreign currency translation	-	-	-	-	(184,255)	-	(184,255)

Net income	-	-	-	-	-	212,301	212,301

Balance at October 31, 2008	37,350,167	$ 37,350	$ 4,908,823	$ 88,000	$ (172,881)	$ (2,008,481)	$ 2,852,811

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

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

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(CONTINUED)

	Common Stock		Additional Paid In	Common Stock	Other Comprehensive	Accumulated Deficit During Exploration
	Shares	Amount	Capital	Subscribed	Income	Stage	Total

Balance at December 31, 2009	51,036,092	$ 51,036	$ 9,886,201	$ -	$ (140,016)	$ (6,123,835)	$ 3,673,386

Common stock sold for cash	3,440,657	3,441	2,320,846	(212,744)	-	-	2,111,543

Common stock issued for services	2,222,039	2,222	4,394,987	-	-	-	4,397,209

Common stock issued for compensation	100,000	100	156,900	-	-	-	157,000

Exploration expense paid with common stock	437,500	437	983,938	-	-	-	984,375

Options for officer compensation and vested options	-	-	3,405,967	-	-	-	3,405,967

Option valuation for services	-	-	3,078,564	-	-	-	3,078,564

Debt discount on notes payable, related and non-related party	-	-	288,575	-	-	-	288,575

Loan conversion plus accrued interest	-	-	-	1,342,440	-	-	1,342,440

Foreign currency translation	-	-	-	-	(106,237)	-	(106,237)

Net loss	-	-	-	-	-	(15,838,522)	(15,838,522)

Balance at December 31, 2010	57,236,288	$ 57,236	$ 24,515,978	$ 1,129,696	$ (246,253)	$ (21,962,357)	$ 3,494,300

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2010	For the year ended December 31, 2009	From Inception (May 12, 2006) through December 31, 2010
Cash flows from operating activities:
Net loss	$(15,838,522)	$(4,033,588)	$(21,962,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	1,873,963	117,971	1,991,934
Depreciation	228,917	26,301	295,925
Stock based compensation and stock bonuses	6,641,531	129,500	7,935,204
Common stock issued for services	4,397,209	224,475	5,371,684
Cancellation of shares for settlement	-	-	(750,000)
Non-controlling interest in net loss of consolidated subsidiaries	(400,368)	4	(400,363)
Non-controlling interest - stock issued to third parties of subsidiaries	348,549	-	348,549
Expense of mining deposit upon note modification	-	6,000	6,000
Accretion of beneficial conversion feature and debt discount	288,576	1,695,000	1,983,576
Exploration expenses paid with parent and subsidiary common stock	1,224,375	-	1,224,375
Gain on debt extinguishment	(6,138)	-	(6,138)
Loss on conversion of debt to common stock	783,090	-	783,090
Accrued interest converted to common stock	29,350	55,088	84,438
Deferred tax asset, net	(2,930,982)	-	(2,930,982)
Changes in operating assets and liabilities:
Recoverable value added taxes	(351,205)	(471,207)	(1,053,608)
Other receivables	(63,192)	(41,793)	(109,520)
Other assets	(139,088)	(17,693)	(157,871)
Accounts payable	186,837	(24,314)	203,933
Accrued expenses	322,992	17,017	495,406
Net cash used in operating activities	(3,404,106)	(2,317,239)	(6,646,725)
Cash flows from investing activities:
Acquisition of land	-	-	(19,590)
Purchase of mining concession	(25,011)	(623,111)	(830,171)
Deposits toward mining concessions	-	(25,000)	(31,000)
Acquisition of property, plant and equipment	(267,405)	(1,606,214)	(2,588,049)
Cash included in business acquisition	-	2,037	2,037
Business acquisition goodwill	-	(3,758)	(3,758)
Net cash used in investing activities	(292,416)	(2,256,046)	(3,470,531)
Cash flows from financing activities:
Cash from the sale of common stock	2,324,287	1,060,001	6,698,288
Proceeds from notes payable, related party	150,000	-	150,000
Proceeds from notes payable	480,000	-	480,000
Payments towards notes payable	(721,412)	(469,053)	(1,190,463)
Payment towards equipment financing	(41,412)	-	(201,438)
Change in due to/from related parties, net	490,762	3,482,635	2,928,800
Common stock receivable	(212,744)	-	(212,744)
Non-controlling interest – cash from sale of sale of common stock of subsidiaries	260,481	1,608,165	1,868,645
Net cash provided by financing activities	2,729,962	5,681,748	10,521,088

Effect of exchange rate changes on cash	(106,237)	100,901	(246,253)

Net (decrease) increase	(1,072,797)	1,209,364	157,579
Cash, beginning of period	1,230,376	21,012	-
Cash, end of period	$157,579	$1,230 376	$157,579

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

			From inception
	For the year ended December 31,	For the year ended December 31,	(May 12, 2006) through December 31,
	2010	2009	2010
Supplemental Information:
Interest paid	$53,807	$73,610	$182,467
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:
Purchase of mining concession paid by
debt to related party plus capitalized interest
(negative movement due to note modification)	$-	$(52,048)	$1,281,655

Purchase of or (reduction) in purchase of concession paid with
notes payable plus capitalized interest	$(3,352,424)	$4,566,432	$2,297,745

Recoverable value-added taxes incurred through
additional debt and due to related party, net of mining concession modification	$546,662	$670,077	$1,576,743

Beneficial conversion value for convertible debt	$-	$1,695,000	$1,695,000

Conversion of debt to common stock or payable, plus accrued interest	$559,350	$1,750,088	$2,309,438

Purchase of mining equipment with common stock	$-	$-	$600,000

Acquisition of property and equipment through debt	$263,849	$-	$430,921

Receivable reclassified to mining deposit	$28,368	$-	$28,368

Business Combination of American Copper Mining:
Cash	$-	$(2,037)	$(2,037)
Due from related parties	-	1,989	1,989
Goodwill (from net assets)	-	8,270	8,270
Accounts payable and accrued expenses	-	12,071	12,071

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Note 1.

Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation:

Tara Minerals Corp. (the “Company”) was organized May 12, 2006 under the laws of the State of Nevada. The Company currently is engaged in the acquisition, exploration and development of mineral resource properties in the United States of America and Mexico.  The Company owns 99.9% of the common stock of American Metal Mining, S.A. de C.V. (“AMM”), which was established in December 2006 and operates in México. The Company also owns 87% of the common stock of Adit Resources Corp., which in turns owns 99.9% of American Copper Mining, S.A. de C.V. (“ACM”), which was established in December 2006 and operates in México.  Adit Resources Corp. (“Adit”) was organized in June 2009 and ACM was purchased in June 2009.  The Company currently has limited operations and, in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Development Stage Entities Topic, is considered an Exploration Stage Company.

Tara Minerals Corp. is a subsidiary of Tara Gold Resources Corp., a publicly traded company which trades under the TRGD symbol.

The consolidated financial statements include the financial statements of the Company and its two subsidiaries. All amounts are in U.S. dollars unless otherwise indicated. All significant inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities (“VIE”) over which control is achieved through means other than voting rights and we are considered the primary beneficiary.  The primary beneficiary of the VIE consolidates the entity if control is achieved through means other than voting rights such as certain capital structures and contractual relationships.   All significant intercompany transactions and accounts have been eliminated in consolidation.  The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and are in conformity with accounting principles generally accepted in the United States of America and prevailing industry practice.  At December 31, 2010 and 2009 the Company has no joint ventures or VIEs.

The reporting currency of the Company, Tara Gold and Adit is the U.S. dollar.  The functional currency of AMM and ACM is the Mexican Peso. As a result, the financial statements of the subsidiaries have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for non-monetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with non-monetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement loss is recorded to other comprehensive income.

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements for AMM and ACM are as follows for the years ended December 31, 2010 and 2009 respectively (Mexican peso per one U.S. dollar).

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

	December 31, 2010
Period end exchange rate	Ps.	12.3817
Weighted average exchange rate for the period ended	Ps.	12.6366

	December 31, 2009
Period end exchange rate	Ps.	13.0437
Weighted average exchange rate for the period ended	Ps.	13.5146

Other comprehensive (loss) income for the years ended December 31, 2010 and December 31, 2009 is ($106,237) and $100,901 respectively, and is primarily the result of foreign currency exchange differences. Inception to date other comprehensive loss is ($246,253).

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

Cash and Cash Equivalents

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2010 or December 31, 2009.

Recoverable Value-Added Taxes (IVA) and Allowance for Doubtful Accounts

Impuesto al Valor Agregado taxes (IVA) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 16%.  Under certain circumstances, these taxes are recoverable by filing a tax return. Amounts paid for IVA are tracked and held as receivables until the funds are remitted.

Effective January 1, 2010 the Mexican government increased Impuest al Valor Agregado taxes (IVA) from 15% to 16% and Impuesto Sobre la Renta (ISR) from 28% to 30%. These financial statements reflect these increases.

Each period receivables are reviewed for collectability.  When a receivable is determined to not be collectable we allow for the receivable until we are either assured of collection or assured that a write off is necessary.  We have allowed $1,366,533 and $114,139 as of December 31, 2010 and 2009, respectively, in association with our receivable from IVA from our Mexico subsidiaries as we have determined that the Mexican government may not allow the complete refund of these taxes.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

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

The recoverability of the book value of each property is assessed annually for indicators of impairment such as adverse changes to any of the following:

• estimated recoverable ounces of copper, lead, zinc, silver or other precious minerals

• estimated future commodity prices

• estimated expected future operating costs, capital expenditures and reclamation expenditures

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis is completed as needed, and at least annually. As of the date of this filing no events have occurred that would require the write-down of any assets. In addition, the carrying amounts of the group’s assets are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2010 and 2009, respectively, no indications of impairment existed.

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

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Reclamation and remediation costs (asset retirement obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs.

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing remediation, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. There were no reclamation and remediation costs accrued as of December 31, 2010 or December 31, 2009.

Exploration expenses

Exploration costs not directly associated with proven reserves on our mining concessions are charged to operations as incurred.

Purchase of Technical Data

Technical data, including engineering reports, maps, assessment reports, exploration samples certificates, surveys, environmental studies and other miscellaneous information, may be purchased for our mining concessions.  When purchased for concessions without proven reserves the cost is considered research and development pertaining to a developing mine and in accordance with the Research and Development (R&D) Topic - of the FASB ASC is expensed when incurred.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realization of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, we continually assess the carrying value of our net deferred tax assets.

Stock Based Compensation

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee’s Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Shares issued to employees are expensed upon issuance.

Stock based compensation for employees is accounted for using the Stock Based Compensation Topic of the FASB ASC.  We use the fair value method for equity instruments granted to employees and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Net Loss per Common Share

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the years ended December 31, 2010 and 2009, respectively, the Company incurred a net loss, resulting in no potentially dilutive common shares.

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

Recently adopted and recently issued accounting guidance

Adopted

In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for "Accounting for Transfers of Financial Assets," which eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance for the period ended March 31, 2010. It does not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance amending existing guidance. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company adopted this guidance for the period ended March 31, 2010. It does not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The guidance became effective for the Company beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

Issued

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable's selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Note 2.

Property, plant, equipment, mine development and land

	December 31, 2010	December 31, 2009

Land	$ 19,590	$ 19,590
Mining concessions:
Pilar (a)	710,172	710,172
Don Ramon (b)	521,739	521,739
Las Nuvias (c )	100,000	100,000
Centenario (d)	1,946,545	1,905,472
Pirita (e)	246,455	245,270
Picacho (f)	1,250,000	4,564,331
Mining concessions	4,774,911	8,046,984

Construction in Progress	-	2,163,485
Property, plant and equipment	3,603,210	924,231
	8,397,711	11,154,295
Less – accumulated depreciation	(295,925)	(67,008)
	$ 8,101,786	$ 11,087,282

a.

In September 2006 another subsidiary of Tara Gold Resources Corp., the Company’s parent, acquired the Pilar de Mocoribo Prospect (“Pilar”) from an unrelated third party for $800,000 plus $120,000 of value added tax. This property was then sold to AMM in January 2007. In June 2009, AMM and the note holder modified the agreement to return one mining concession under this agreement and reduce the purchase by $60,870 plus the related $9,130 of value added tax.  The resulting purchase price of the remaining concessions is $739,130 plus $110,870 of value added tax.  The Company is required to repay the other subsidiary of its parent for this mining concession as follows (including the applicable value added tax):

2011	$535,659

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $739,130 have been discounted using the incremental borrowing rate of 5.01%. As of December 31, 2010, the present value of future payments is as follows:

	Debt	IVA	Total
Total remaining debt	$486,739	$77,879	$564,618
Imputed interest	(28,959)	-	(28,959)
Present value of debt	$457,780	$77,879	$535,659

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

b.

On January 8, 2007 the Company amended its October 2006 agreement to acquire the Don Roman Prospect (Don Roman) from an unrelated third party for $521,739 plus $78,261 of value added tax. The purchase price was paid in full in January 2007.  This property was assigned to the Company in January 2007 by the Company’s parent. In October 2007, the Company purchased five hectares of land adjacent to the Don Roman property to build a mill, equipment yard, and campsite for construction and mining. Construction activities on this land began in October 2007 and finished during the first quarter of 2010. In October of 2007, the Company entered into an agreement with an independent third party to purchase construction equipment for the development and operation of the Don Roman Property. Pursuant to this agreement, the Company issued 1,200,000 shares of common stock at a fair value of $600,000 during the first quarter of 2008.

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

The debt payment schedule as of December 31, 2010, including applicable value added tax, is as follow:

2011	548,091
2012	981,192
$1,529,283

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

In accordance with the Interest expense Topic of FASB ASC, the future payments of the total payment amount of $1,675,044 has been discounted using the incremental borrowing rate of 2.97%. As of December 31, 2010, the present value of future payments on the Centenario contract is as follows.

	Debt	IVA	Total
Future payments	$ 1,364,429	$ 218,309	$ 1,582,738
Imputed interest	(53,455)	-	(53,455)
Present value of debt	1,310,974	218,309	1,529,283
Less: current portion	(468,091)	(80,000)	(548,091)
	$ 842,883	$ 138,309	$ 981,192

In March 2011, AMM and the note holder modified and terminated the agreement resulting in full payment of the concession for the $732,006 paid.

In March 2011, AMM purchased technical data pertaining to Centenario from the former owner in consideration for $100,000 in cash and the issuance 416,100 shares of the Company’s common stock.  As of March 11, Centenario did not have proven reserves.

e.

In June 2009 AMM executed an agreement to acquire three mining concessions known as “Pirita” from an independent third party. The properties approximate 6,700 hectares and were purchased for a total of $50,000 cash, $230,000 financed, including $30,000 in value added taxes.

The resulting debt payment schedule, including applicable value added tax, is as follow:

2011	$170,455

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $200,000 have been discounted using the incremental borrowing rate of 2.76%. As of December 31, 2010, the present value of future payments on the Pirita contract is as follows:

	Debt	IVA	Total
Future payments	$ 150,000	$ 24,000	$ 174,000
Imputed interest	(3,545)	-	(3,545)
Present value of debt	$ 146,455	$ 24,000	$ 170,455

f.

In June 2009 Adit acquired eight mining concessions known as “Picacho” from an independent third party. The properties approximate 3,236 hectares and were purchased for a total of $500,000 cash (plus the related $75,000 value added taxes), $4,945,000 financed, including $645,000 in value added taxes.

In March 2010, Adit and the note holder agreed to reduce the purchase of the Picacho concession to $1,250,000. Under the revised agreement, Adit paid the vendor $500,000 in cash (plus applicable taxes) as final consideration for the mining concession. These changes

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

resulted in the following: 1) decrease debt by $3,324,485; and 2) decrease recoverable value-added taxes by $527,500. At March 31, 2010 the amended purchase price was paid in full.

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

Other Fixed Assets

For the twelve months ended December 31, 2010, Tara Minerals and its subsidiaries purchased equipment and other fixed assets in the normal course of business.  During the 6 months ended June 30, 2010, Tara Minerals finished the construction of the plant at the Don Roman mine.

Note 3.

Mining Deposits

As of December 31, 2009, the Company paid a deposit of $25,000 toward the involvement in the “El Tigre” mining project in Sinaloa, Mexico. As of December 2010, the Company reclassified $28,368 given to a third party as mining deposits because they are in fact mining deposits for future acquisitions.

Note 4.

Income Taxes

As of December 31, 2010, Adit and the Company will file separate income tax returns from the Tara Gold consolidated return.

For the year ended December 31, 2009 Tara Minerals and American Metal Mining (“AMM”) were part of the consolidated Tara Gold Resources Corp. return and as such, all related deferred tax assets or liabilities were calculated on the consolidated tax return and pushed down to the underlying subsidiaries as needed.  No tax benefit for the year ending December 31, 2009 was reported in connection with the net operating loss carry forwards that related to Tara Minerals and its subsidiary AMM.

Effective for the year ending December 31, 2010, the Company will begin filing income tax returns in the United States and continue to file Mexican federal jurisdictions.  The U.S. returns for 2010 will be filed after the filing of these financial statements; the Mexico 2010 tax return has been filed.  No tax returns for the Company or AMM are currently under examination by any tax authorities.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Adit and its subsidiary American Copper Mining (“ACM”) did not have a deferred tax asset or liability for the year ended December 31, 2009 due to the use of valuation allowances to reduce the benefits of a net operating loss to zero.

Adit files income tax returns in the United States and Mexican federal jurisdictions.  The U.S. returns for 2010 will be filed after the filing of these financial statements; the Mexico 2010 tax return has been filed. Upon tax return filing, the U.S. federal returns are considered open tax years, with 2009 an open tax year.  The returns for 2010 will be filed after the filing of these financial statements.  No tax returns for Adit or ACM are currently under examination by any tax authorities.

The provision for federal and state income taxes for the year ended December 31, 2010 includes elements of Adit and ACM as one filing entity; and Tara Minerals and AMM as a separate filing entity.

The December 31, 2010 and since inception income tax benefit is as follows:

	Adit and ACM	Tara Minerals and AMM	Total
Current – U.S. Federal	$ -	$ -	$ -
Current – Mexico	-	-	-
Deferred – U.S. Federal	(719,319)	(5,142 645)	(5,861,964)
Deferred – Mexico	(129,164)	(926,839)	(1,056,003)
Increase in valuation allowance	488,823	3,498,162	3,986,985
Income tax expense (benefit)	$ (359,659)	$ (2,571,322)	$ (2,930,982)

We believe that the deferred tax asset above is realizable, net of the valuation allowance disclosed, due to Adit’s letter of intent with Yamana that grants Yamana an option to acquire up to a 70% interest in Adit’s Picacho gold/silver project.  Additionally, interest from various parties has also been expressed towards El Oro (a concession within the Don Roman Groupings), Tara Gold iron ore, gold, copper prospect. Based on this interest, Tara Gold has been investigating the economic merits surrounding the iron ore market, has found favorable results, and is now working on a number of development strategies relating to iron ore.

A valuation allowance is recorded when it is more likely than not that the deferred tax assets will be realized. The future use of deferred tax assets is dependent on the future taxable profits which arise from taxable temporary timing differences such as:

•

Differences in expensed stock based compensation and stock for investor relation services and corporate officers.

•

The capitalization of foreign mining exploration expenses for federal income tax purposes.

•

A carryforward of a net operating loss.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

At December 31, 2010 total deferred tax assets and deferred tax liabilities are as follows:

	Adit and ACM	Tara Minerals and AMM	Total
Deferred tax asset – current	$ -	$ -	$ -
Deferred tax asset – non current	848,482	6,069,484	6,917,967
Total deferred tax asset	848,482	6,069,484	6,917,967

Deferred tax liability - current	-	-	-
Deferred tax liability – non current	-	-	-
Total deferred tax liability	-	-	-

Valuation allowance	(488,823)	(3,498,162)	(3,986,985)
Net deferred tax asset (liability)	$ 359,659	$ 2,571,322	$ 2,930,982

Net operating losses expire as follows:

	Adit and ACM	Tara Minerals and AMM	Total
December 31, 2020	$ 57,440	$ -	$ 57,440
December 31, 2021	78,507	12,913,910	12,992,417
Total net operating loss	$ 135,947	$ 12,913,910	$ 13,047,857

Per Internal Revenue Code Section 382, in the event of a change of ownership, the availability of Adit and the Company’s net operating losses carry forwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of this net operating loss carry forwards.  This limitation may not apply pursuant to an ownership change as described in Section 1262 of P.L. 111-5.

Net operating losses generated in Mexico may only be used to offset income generated in Mexico.  ACM has a net operating loss in Mexico of approximately $430,546 with an estimated tax benefit of $129,164 and AMM has a net operating loss in Mexico if $3,089,464 with an estimated tax benefit of $926,839.  Per the Income Tax topic of the FASB ASC, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset relating to our Mexican subsidiaries at December 31, 2010.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Reconciliation of the differences between the statuary tax rate and the effective income tax rate is as follows:

	Adit and ACM	Tara Minerals and AMM
Statutory U.S. Federal tax rate	35%	35%
Statutory Mexico tax (benefit) rate	30%	30%

Valuation allowance U.S. Tax (benefit)	-	-
Valuation allowance Mexico Tax (benefit)	(30%)	(30%)
Effective income tax rate	35%	35%

Note 5.

Related Party Transactions

Due to related parties, net of due from was $3,465,232 and $2,331,530 as of December 31, 2010 and 2009, respectively.

The Company is a subsidiary of Tara Gold Resources Corp. In January 2007, another subsidiary of Tara Gold Resources Corp., Corporacion Amermin, S.A. de C.V. (“Amermin”), made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Grouping). These properties were assigned to the Company’s subsidiary AMM as of January 2007. AMM makes payments to Amermin and Amermin made payments related to the original purchase agreements.  At December 31, 2009, Amermin has paid the original note holder in full but AMM has not paid Amermin. At December 31, 2010, due to related parties, included:

- Due from related parties:  $69,143

- Pilar mining concession:  $535,659 (inclusive of valued added tax)

- Don Roman concession:  $211,826

- Due to Amermin: $948,716

- Other related party:  $33,414

As of December 31, 2010 the Tara Gold had loaned the Company $1,804,760 which amount is included in Due to Related Parties. There are no terms to this intercompany payable and it is due on the demand of the Tara Gold.

In July 2009, Adit issued Tara Minerals a promissory note in the principal amount of $650,000 to compensate Tara Minerals for its down payment toward the purchase price of Picacho mentioned in Note 2 (f) above, and to reimburse Tara Minerals for other amounts advanced on behalf of Adit.  The note is unsecured, bears interest at 3.25% per year, and is due and payable on June 30, 2011.  Adit has since repaid $600,000 towards this note.  In March 2010, Adit acquired technical data pertaining to Picacho.  Adit paid for the Company’s shares used in the acquisition by means of a note in the principal amount of $1,750,000.  The note bears interest at 6% per year and is due and payable on March 31, 2012. At any time after July 1, 2010 the Company may convert the outstanding principal, plus accrued interest, into shares of Adit’s common stock.  The Company will receive one share of Adit’s common stock for each $0.75 (as amended December 31, 2010) of principal and interest converted. Both notes are intercompany transactions that eliminate during the consolidation of these financial statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

During the year ended December 31, 2010 an officer of the Company loaned the Company $50,000. The note bears interest at 10% per year, and was due and payable on December 15, 2010. As further consideration for extending credit to the Company, the officer received a warrant that entitles him to purchase 50,000 shares of the Company’s restricted common stock at a price of $1.20 per share. In December 2010, the Company extended the note holder the ability to convert the note, plus interest, into shares of the Company at $0.50 per share.  Upon conversion any outstanding warrants would be expire.  The officer elected to convert the note and related interest as of December 31, 2010.  Based on the fair value of the shares at December 31, 2010 the Company incurred a loss on debt extinguishment of $74,006.  The related shares were issued in 2011.

On July 28, 2010 Adit borrowed $100,000 from an officer of Adit. The note bears interest at 3.25% per year, with interest payable quarter and due on December 31, 2010. The note was extended on January 1, 2011 to June 30, 2011 with the same terms.

In June 2009, the Company entered into a convertible debt agreement with its parent Tara Gold Recourses Corp., for $1,695,000, with principle and interest due June 30, 2011.  Interest is prime rate plus 3.25% and calculated on a 365-day year.  Principle and interest were convertible into the Company’s common stock at a fixed rate price of $0.20.  At the date of inception, the debt had a beneficial conversion feature of $1,695,000.  This was recorded as a debt discount and was accreted to interest expense over the term of the debt.  The debt, plus $55,088 interest, was converted to 8,750,440 shares of common stock in December 2009.

Note 6.

Notes Payable

The following table represents the outstanding balance of loans and capital leases for the Company.

	December 31, 2010	December 31, 2009

Mining concession	$ 1,699,737	$ 6,219,418
Auto loans	119,766	-
Equipment	72,848	-
	1,892,351	6,219,418
Less – current portion	(824,001)	(945,814)
Total	$ 1,068,350	$ 5,273,604

See Note 2 above for notes payable relating to mining concessions.

During the year ended December 31, 2010 various non-related parties loaned the Company a total of $480,000. The notes bear interest at 10% per year, and are due and payable six months after the promissory note date. The Company elected to extend the maturity of the notes by six months. The interest increased to 12% from and after December 15, 2010. As further consideration for extending credit to the Company, each note holder received a warrant that entitles them to purchase 480,000 shares of the Company’s restricted common stock at a price of $1.20 per share. In December 2010, the Company extended the notes to offer the note holders the ability to convert the note, plus interest, into shares of the Company at $0.50 per share.  Upon conversion any outstanding warrants would expire.  All note holders elected to convert their notes and related interest as of December 31, 2010.  Based on the fair value of the shares at December 31, 2010 the Company incurred a loss on debt extinguishment of $709,084.  The related shares were issued in 2011.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

During the year ended December 31, 2010, AMM financed the purchase of three Ford F-150's, one Ford F-250, one Ford-350 and one Courier Pick-Ups to be used in operations for $128,750. The loan is for 48 months. As of December 31, 2010 the outstanding balance of the loan was $119,766.

On July 21, 2010, AMM financed the purchase of mining equipment for $98,500 plus IVA of $15,760 to be used in operations. As of December 31, 2010 the outstanding balance of the note is $72,848 including IVA.

Note 7.

Stockholders’ Equity

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.

In 2007, the Company signed a marketing agreement with an independent third party with compensation of 1,500,000 common shares valued at $0.50 per share for $750,000. In June 2008, the Company settled a claim against a former vendor resulting in the return of 1,500,000 shares of the Company’s common stock as payment in full of the Company’s claim. The Company recorded a $750,000 gain on the settlement in 2008.

In 2007, the Company issued 5,081,000 shares of common stock for cash of $2,540,500 or $0.50 a share.

In 2008, the Company issued 1,200,000 common shares for mining equipment valued at $600,000 (See Footnote 2) or $0.50 per share and 1,069,167 common shares for $641,500 for cash or an average of $0.60 per share.

In 2008, the Company sold 1,119,167 Units at a price of $0.60 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $1.20 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.  In October 2009, the warrant exercise price was amended so that holders’ could exercise the warrant at a price of $0.90 until October 23, 2009.  After October 23, 2009 the warrant exercise price reverted to $1.20 per share. The warrant expiration date did not change.  As of December 31, 2010, 1,114,003 warrants had been exercised for $1,101,138.  The remaining 5,164 warrants expired unexercised.

In 2008 and 2009, The Company sold 510,000 and 2,290,000 Units respectively at a price of $0.20 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $0.40 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.  As of December 31, 2010, 635,000 warrants had been exercised for $254,000.  The remaining 2,155,000 warrants expire at various times in 2011.

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

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

In June 2009, the Company issued 158,924 shares of common stock valued at $25,500 or $0.16 a share for salaries.

In June 2009, the Company issued 237,394 shares of common stock valued at $110,000 or an average of $0.46 a share for salaries and services.

In December 2009, the Company issued 696,667 shares of common stock valued at $602,001 or an average of $0.86 a share for cash.

In December 2009, the Company issued 8,750,440 shares of common stock valued at $1,750,088 or $0.20 a share to convert loan from Tara Gold, the parent company.

January 2010, the Company issued 100,000 shares of common stock valued at $157,000 or $1.57 a share for officer bonuses.

February 2010, the Company issued 122,944 shares of common stock valued at $227,560 or $1.85 a share for investor relations.

February 2010, the Company sold 1,056 shares of common stock for $2,300 or $2.18 a share for cash.

February 2010, the Company issued 1,250,000 shares of common stock for investor relations and banking services valued at $2,687,500 or $2.15 a share, with warrants to purchase 1,250,000 common shares, vesting throughout 2010 with a total warrant value of $2,684,028.

Between February and October 2010, the Company issued 585,000 shares of common stock for warrants exercised, for $234,000 or $0.40 a share, for cash.

Between February and October 2010, the Company issued 50,669 shares of common stock for warrants exercised, for $60,803 or $1.20 a share, for cash.

March 2010, the Company issued 416,667 shares of common stock for warrants exercised, for $458,334 or $1.10 a share, for cash

April 2010, the Company issued 437,500 shares of common stock for the assignment of technical data pertaining to the Picacho Prospect, valued at $984,375 or $2.25 a share.

April 2010, the Company issued 60,000 shares of common stock, valued at $133,800 or $2.23 a share for services rendered.

Between April and May 2010, the Company issued 20,000 shares of common stock for options exercised, for $20,000 or $1.00 a share, for cash.

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

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

August 2010, the Company issued 75,000 shares of common stock for investor relations, valued at $112,500 or $1.50 a share.

October 2010, the Company sold 295,200 Units at a price of $1.25 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $1.50 per share during the first year period and $2.00 the second year following the sale of the Units.  The warrants expire two years after their issuance.  As of December 31, 2010 no warrants have been exercised.

October 2010, the Company issued 26,120 shares of common stock for services, valued at $28,210 or $1.08 a share.

October 2010, the Company issued 500,000 shares of common stock for warrants exercised, for $500 or $0.001 a share for cash.

Between October and December 2010, the Company sold 1,571,799 Units at a price of $0.75 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $1.00 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.  As of December 31, 2010 no warrants have been exercised.

December 2010, the Company issued 123,241 shares of common stock for services, valued at $147,889 or $1.20 a share.

Note 8.

Non-controlling Interest

Between October 2009 and December 2010, the Company’s subsidiary, Adit sold 1,999,334 shares of its common stock, at a price of $0.75 per share, in a private placement.  As of December 31, 2009 Adit had $1,608,169 for 2,144,224 shares of Adit common stock subscribed under this private placement with independent third parties.

At December 31, 2010 the total non-controlling interest of this subsidiary, consisting of shares sold in the private placement, shares issued for bonuses and services, and shares issued for the technical data represented 13% of the total common shares outstanding or subscribed for Adit.

Non-controlling interest at December 31, 2010
Combined Adit / ACM:
Private placement	$ 1,499,501
Finder’s fees	95,215
Technical data for Picacho	240,000
Officers compensation and bonuses	487,500
Officers options	134,978
Income statement pickup	(400,368)
AMM Non-controlling interest	5
Total	$ 2,056,831

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

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

In 2010, the Company granted options for the purchase of 1,000,000 shares of common stock to an unrelated third party for investor relations services. The options have an exercise price of $2.15 a share and vested during 2010. For financial reporting purposes, the options were valued at $2,684,028. During the second quarter of 2010, the number of options granted was reduced to 500,000 with no incremental compensation cost.

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

During 2010, the Company issued warrants in relation to debt, these warrants were cancelled when the note holders elected to convert the debt to shares (see Notes 5 and 6).

On October 28, 2009, Adit, the Company’s subsidiary, adopted the following stock option plans:

•

Incentive Stock Option Plan

•

Nonqualified Stock Option Plan

•

Stock Bonus Plan

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

In October 2009, Adit granted four of its officers options under its Nonqualified Stock Option Plan for the purchase of 1,000,000 shares of common stock. The options have an exercise price of $0.05 per share, the options will best at a rate of 20% per year, the first set of options vested on October 28, 2010, and are scheduled to expire on November 15, 2015.

In October 2009, Adit granted four of its officers bonus shares under its Stock Bonus Plan for 475,000 shares, 50% of the shares vested on October 28, 2010 and the remaining 50% will vest on October 28, 2011.

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

2010
Expected volatility	208.37% - 319.79%
Weighted-average volatility	159.17%
Expected dividends	0
Expected term (in years)	0.75 – 4.50
Risk-free rate	0.30% - 2.37%

A summary of option activity under the Plan as of December 31, 2010 and 2009, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,000,000	$ 0.05
Granted	4,650,000	0.87
Exercised	(20,000)	1.00
Forfeited or expired	(1,000,000)	0.05
Outstanding at December 31, 2010	4,630,000	$ 0.49	4.0	$3,111,000
Exercisable at December 31, 2010	3,155,000	$ 0.93	4.0	$ 3,053,500

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Nonvested Options	Options	Weighted -Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$ -
Granted	4,650,000	1.37
Vested	(3,175,000)	1.26
Forfeited	-	-
Nonvested at December 31, 2010	1,475,000	$ 1.37

A summary of warrant activity under the Plan as of December 31, 2010 and 2009, and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,222,500	$ 0.65
Granted	4,775,252	1.43
Exercised	(2,052,336)	0.82
Forfeited, cancelled or expired	(1,673,417)	1.54
Outstanding at December 31, 2010	4,271,999	$ 0.73	1.5	$ 2,190,060
Exercisable at December 31, 2010	4,271,999	$ 0.73	1.5	$ 2,190,060

Nonvested Warrants	Warrants	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$ -
Granted	4,775,252	1.82
Vested	(4,275,252)	1.39
Forfeited, cancelled or expired before vesting	(500,000)	1.82
Nonvested at December 31, 2010	-	$ -

Note 10.

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

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
None	$ -	$ -	$ -	$ -

Liabilities:
Total notes payable, including related party	$ 1,992,351	$ 1,992,351	$ -	$ -
Due to related parties, net of due from	3,465,232	3,465,232	-	-
Total	$ 5,457,583	$ 5,457,583	$ -	$ -

Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
None	$ -	$ -	$ -	$ -

Liabilities:
Total notes payable	$ 6,219,418	$ 6,21219,418	$ -	$ -
Due to related parties, net of due from	2,331,530	2,331,530	-	-
Total	$ 8,550,948	$ 8,550,948	$ -	$ -

Note 11.

Joint Ventures

In July 2010, the Company entered into a joint venture agreement with third parties. The joint venture agreement provides that the third parties will contribute 100% of the mining rights to the concession, “Mina Godinez” and the Company will have the exclusive rights to manage, operate, explore and exploit the concession. The Company will pay for the construction of buildings, access roads, and any necessary improvements. The Company will also pay for the machinery and equipment required for the operation of the mine. Any machinery or equipment used for the development of the mine will remain the exclusive property of the Company. Once production starts, the Company will receive 60% of the profits from the mine until it is fully reimbursed for its costs.  The Company will receive 40% of the profits thereafter.  The Company, also has a first right of refusal to purchase the property.   The joint venture agreement will expire in July 2020, at which time the joint venture will be liquidated and dissolved. As of December 31, 2010, no costs have been incurred.

Note 12.

Subsequent Events

Management evaluated all activity of the Company through April 14, 2011 (the issue date of the Financial Statements) and concluded the following disclosures are pertinent:

a.

March 2011, Tara Minerals issued 1,118,699 shares to the note holders that elected to convert their notes and related interest as of December 31, 2010. The value of the shares was $1,342,439 or $1.20 per share.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

b.

March 2011, the Company issued 125,000 shares of common stock for warrants exercised, for $50,000 or $0.40 a share for cash.

c.

On January 28, 2011, Adit Resources Corp., a subsidiary of Tara Minerals, sold 500,000 units at a price of $1.00 per unit to Yamana Gold Inc.  Each unit consisted of one share of Adit’s common stock and one half warrants.  Each full warrant entitles Yamana to purchase one share of Adit’s common stock at a price of $1.50 per share at any time on or before January 28, 2014.

In connection with the sale of the units, Adit also signed a letter of intent that grants Yamana an option to acquire up to a 70% interest in Adit’s Picacho gold/silver project.  A definitive agreement is expected to be completed May 15, 2011.  Upon completion of the definitive agreement, Adit will sell an additional 2,500,000 units to Yamana at a price of $1.00 per unit. The units will be identical to the units sold on January 28, 2011.  From the $3,000,000 received from Yamana, Adit will be required to spend $2,000,000 in exploration work on the Picacho project within 12 months of signing the definitive agreement.

Yamana can earn a 51% interest in the project by spending an additional $5,000,000 on the project within 30 months of the date of the definitive agreement and paying Adit an additional $1,000,000. Yamana can increase its interest to 70% by spending an additional $9,000,000 on the project and paying Adit an additional $2,000,000.

d.

On March 2011, AMM executed an agreement to acquire six mining concessions known as La Verde from an independent third party. The properties approximate 2,104 hectares, and were purchased for a total of $92,800, including $12,800 in value added taxes. AMM paid $50,000 as a deposit for the concession mining deposit which was applied to the effective price of the property.  The remaining balance of $42,800 is due thirty days after the execution date of the agreement.

March 2011, AMM purchased technical data pertaining to La Verde concessions from the former owner in consideration for 460,000 shares of the Company’s common stock.

e.

In September 2010, Tara Gold entered into a tentative agreement with Tara Minerals which provided that Tara Minerals will acquire all of the outstanding shares of Tara Gold by exchanging one Tara Mineral share for two Tara Gold shares.  In 2011 this acquisition was cancelled.  Tara Gold Resources Corp. will begin to distribute all of its shares in Tara Minerals to its shareholders at a rate of one Tara Minerals common share for every 20 outstanding shares of Tara Gold Resources Corp.  The ex-dividend date is May 18, 2011, the record date is May 20, 2011 and the payment date is May 27, 2011.  Additional distributions will be announced over the next 24 months until all Tara Minerals shares, held by Tara Gold, are distributed to Tara Gold shareholders.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Francis Richard Biscan, Jr., Tara Minerals’ Principal Executive Officer and Lynda R. Keeton-Cardno, Tara Minerals’ Principal Financial Officer, have evaluated the effectiveness of Tara Minerals’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and in their opinion Tara Minerals’ disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Tara Minerals’ management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of Tara Minerals’ principal executive officer and principal financial officer and implemented by Tara Minerals’ Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Tara Minerals’ financial statements in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
−

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Tara Minerals’ management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of Tara Minerals’ internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, Tara Minerals’ management concluded that Tara Minerals’ internal control over financial reporting was effective as of December 31, 2010.

There was no change in Tara Minerals’ internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, Tara Minerals’ internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name

Age

Position

Francis R. Biscan, Jr.

50

President, Chief Executive Officer and Director

Lynda R. Keeton-Cardno

39

Chief Financial Officer and Treasurer

Clifford A. Brown

59

Director, Controller

Ramiro Trevizo

54

Director

The directors of Tara Minerals serve in such capacity until the first annual meeting of Tara Minerals’ shareholders and until their successors have been duly elected and qualified.  The officers of Tara Minerals serve at the discretion of Tara Minerals’ directors.

The principal occupations of Tara Minerals’ officers and directors are as follows:

Francis R. Biscan, Jr. has been an officer and director of Tara Minerals since May 2006.  Between 1997 and August 2003 Mr. Biscan was an independent financial consultant, providing advice to public and private companies in the areas of capital formation and mergers and acquisitions.  Mr. Biscan has also been an officer and director of Tara Gold Resources Corp. since August 2003.

Lynda Keeton-Cardno, CPA Treasurer, Chief Financial Officer.  Ms. Keeton-Cardno has been an officer of Tara Minerals since January 2011.  Since 2001, Ms. Keeton-Cardno has been the CEO/Managing Member of Lynda R. Keeton CPA, LLC, a PCAOB registered firm which provides audit and consulting services to public and private companies.  Ms. Keeton-Cardno worked for Arthur Andersen LLP in Phoenix, AZ and Las Vegas, NV in both the Audit and Advisory group and Technology Risk Consulting group.  Ms. Keeton-Cardno is a licensed Certified Public Accountant in Nevada, a member of the American Institute of Certified Public Accountants, a graduate of Arizona State University’s School of Business and Honors College, and has held the Certified Information Systems Auditor designation.

Clifford A. Brown, CPA has been an officer and director of Tara Minerals since May 2006.  Since 1989 Mr. Brown has been the President of Clifford A. Brown and Co., a firm which provides accounting and consulting services and sells accounting software.  Since 1993 Mr. Brown has served as the treasurer and Board member of Restoration Ministries, Inc., a non-profit corporation with 33 different ministries in Chicago.  Mr. Brown has also been an officer and director of Tara Gold Resources Corp. since November 2004.  Mr. Brown has been a Certified Public Accountant since 1981.

Ramiro Trevizo has been a director of Tara Minerals since May 2008 and President/Sole administrator for American Metal Mining, S.A. de C.V, its Mexican subsidiary since 2007.  Mr. Trevizo has also been the President of Corporacion Amermin, S.A. de C.V., the Mexican subsidiary of Tara Gold Resources Corp., since 2005.  Between 2003 and 2005 Mr. Trevizo was the President of Grupo Constructor del Desierto, S.A., an engineering company based in Chihuahua, Mexico.  Between 2002 and 2004 Mr. Trevizo was a regional manager for D&B Engineering of Phoenix, Arizona.  Mr. Trevizo was a project manager for Concord, California based OSP Consultants from 1999 to 2002.

Tara Minerals does not have a compensation committee.  Tara Minerals’ Board of Directors serves as its Audit Committee.  Lynda R. Keeton-Cardno is Tara Minerals’ financial expert.  Since Ms. Keeton-Cardno is an officer of Tara Minerals, Ms. Keeton-Cardno is not independent as that term is defined in section 803 of the listing standards of the NYSE Amex.

None of Tara Minerals’ directors are independent as that term is defined in section 803 of listing standards of the NYSE Amex.

Tara Minerals believes all of its directors are qualified to act as such due to their longstanding relationship with Tara Minerals.

Tara Minerals has adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table shows the compensation paid or accrued during the three years ended December 31, 2010 to the executive officers of Tara Minerals.

						All Other
				Stock	Option	Annual
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	Total
Francis R. Biscan,	2010	$60,000	-	$ 78,500	$2,314,275	-	$ 2,452,775
President and Chief	2009	$40,000	-	$ 15,000	-	-	$ 55,000
Executive Officer	2008	-	-	-	-	-	-

Lynda R. Keeton-Cardno,	2010	-	-	-	-	-	-
Chief Financial Officer	2009	-	-	-	-	-	-
and Treasurer (6)	2008	-	-	-	-	-	-

David Bizzaro,	2010	$30,000	-	-	-	-	$ 30,000
Chief Financial Officer	2009	-	-	-	-	-	-
and Treasurer (6)	2008	-	-	-	-	-	-

Clifford A. Brown,	2010	$30,000	-	$ 39,250	$702,659	-	$ 771,909
Controller, Director	2009	$20,000	-	$ 7,500	-	-	$ 27,500
	2008	-	-	-	-	-	-
Total

(1)

The dollar value of base salary (cash and non-cash) received.

(2)

The dollar value of bonus (cash and non-cash) received.

(3)

During the periods covered by the table, the value of Tara Mineral’s shares issued as compensation for services to the persons listed in the table.

(4)

The value of all stock options granted during the periods covered by the table.  See Note 9 to the financial statements included as part of this report for details concerning the assumptions used in determining the value of these options.  See the “Stock Option and Bonus Plans - Summary” section below for other information concerning these stock options.

(5)

All other compensation received that Tara Minerals could not properly report in any other column of the table.

(6)

Ms. Keeton-Cardno was appointed Chief Financial Officer and Treasurer in 2011.  Mr. Bizzaro was appointed Chief Financial Officer and Treasurer between May 2010 and January 2011.

The following shows the amounts that Tara Minerals expects to pay to its officers during the twelve month period ending December 31, 2011, and the time these persons plan to devote to Tara Minerals’ business.  Tara Minerals has employment agreements with its officers.

	Proposed	Time to be Devoted to
Name	Compensation	Tara Minerals’ Business
Francis Richard Biscan, Jr.	$ 60,000	20 hours / week
Lynda R. Keeton-Cardno	$ 30,000	20 hours / week

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

Compensation of Directors.  Tara Minerals’ directors did not receive any compensation for their services as directors during the fiscal year ended December 31, 2010.

Stock Option and Bonus Plans.  Tara Minerals has adopted stock option and stock bonus plans.  A summary description of these plans follows.  In some cases these Plans are collectively referred to as the “Plans”.

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

Non-Qualified Stock Option Plan.  Tara Minerals’ Non-Qualified Stock Option Plan authorizes the issuance of shares of Tara Minerals’ common stock to persons that exercise options granted pursuant to the Plan.  Tara Minerals’ employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction or promoting the price of Tara Mineral’s common stock.

Stock Bonus Plan.  Tara Minerals’ Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors.  However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction or promoting the price of Tara Mineral’s common stock.

Summary.  The following lists, as of March 31, 2011, the options granted and the bonus shares issued pursuant to the Plans.  Each option represents the right to purchase one share of Tara Minerals’ common stock.

	Total	Shares

Shares	Reserved for	Shares
Remaining		Reserved
Outstanding	Issued as	Options/Shares
Name of Plan	Under Plans	Options
Stock Bonus	Under Plans	Incentive Stock Option Plan
1,000,000	750,000	N/A
250,000	Non-Qualified Stock Option Plan	3,000,000
2,900,000	N/A	100,000
Stock Bonus Plan	750,000	N/A
750,000	-

Tara Minerals’ stock option and bonus plans have not been approved by its shareholders.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to Tara Minerals Incentive Stock Option and Non-Qualified Stock Option Plans as of December 31, 2010.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of This Table
Incentive Stock Option Plan	750,000	$1.57	250,000
Non-Qualified Stock Option Plan	2,500,000	$0.05	500,000

The following lists the unexercised options which were outstanding as of March 31, 2011 and held by the Tara Minerals’ officers and directors.

		Shares underlying
	Date of	unexercised options which are		Exercise	Expiration
Name	Grant	Exercisable	Unexercisable	Price	Date
Francis R. Biscan, Jr.	2/1/07	750,000	-	$ 0.05	2/01/12
Francis R. Biscan, Jr.	1/5/10	125,000	375,000	$ 1.57	2015-2020
Francis R. Biscan, Jr.	1/5/10	1,000,000	-	$ 0.05	1/5/15
Clifford A. Brown	2/1/07	250,000	-	$ 0.05	2/01/12
Clifford A. Brown	1/5/10	125,000	125,000	$ 1.57	2015-2018
Clifford A. Brown	1/5/10	250,000	-	$ 0.05	1/5/15
Ramiro Trevizo	1/5/10	250,000	-	$ 0.05	1/5/15

The following lists the shares issued pursuant to Tara Minerals Stock Bonus Plan:

Name	Date	Shares Issued
Francis R. Biscan, Jr.	4/23/09	250,000
Francis R. Biscan, Jr.	1/05/10	50,000
Clifford A. Brown	4/23/09	200,000
Clifford A. Brown	1/05/10	25,000
Ramiro Trevizo	4/23/09	200,000
Ramiro Trevizo	1/05/15	25,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table lists, as of March 31, 2011, those persons owning beneficially 5% or more of Tara Minerals’ common stock, the number and percentage of outstanding shares owned by each director and officer of Tara Minerals and by all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares (1)	Percent of Class
Francis Richard Biscan, Jr. (2)	2,229,986	3.7%
2162 Acorn Court
Wheaton, IL 60189

Clifford A. Brown (2)	1,002,464	1.7%
313 Arbor Avenue
West Chicago, IL 60185

Lynda R. Keeton-Cardno	-	0%
185 Bethany St.
Henderson, NV 89074

Ramiro Trevizo	256,000	0.4%
Calle Oregon #2432
Quintas del Sol, Chihuahua
Chihuahua, CP 31214
Mexico

Tara Gold Resources Corp. (2)	40,897,440	70%
2162 Acorn Court
Wheaton, IL 60189

All officers and directors as a group (4 persons)	44,385,890	75.9%

 (1)

Includes shares issuable, prior to May 31, 2011, upon the exercise of options held by the following persons:

	Shares Issuable Upon	Exercise	Expiration
Name	Exercise of Options	Price	Date
Francis R. Biscan, Jr.	750,000	$ 0.05	2/01/12
Francis R. Biscan, Jr.	125,000	$ 1.57	2015-2020
Francis R. Biscan, Jr.	1,000,000	$ 0.05	1/5/15
Clifford A. Brown	250,000	$ 0.05	2/01/12
Clifford A. Brown	125,000	$ 1.57	2015-2020
Clifford A. Brown	250,000	$ 0.05	1/5/15
Ramiro Trevizo	250,000	$ 0.05	1/5/15

 (2)

Francis Richard Biscan, Jr., and Clifford A. Brown control Tara Gold Resources Corp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDANCE.

The following table lists the shares of Tara Minerals’ common stock, which have been issued or sold as of March 31, 2011 to the officers, directors & affiliates of Tara Minerals.

	Number
Shareholder	of Shares	Date	Consideration
Tara Gold Resources Corp.	30,000,000	5/25/06	$0 Founders’ Shares
Officers and Directors	650,000	4/23/09	(1)
Francis R. Biscan, Jr.	93,486	6/11/09	Accrued salary in the amount of $15,000.
Clifford A. Brown	46,742	6/11/09	Accrued salary in the amount of $7,500.
Tara Gold Resources Corp.	8,750,440 (2)	12/31/09	Conversion of debt and accrued interest in the amount of $1,750,088.
Officers and Directors	100,000	3/25/10	(1)
Clifford A. Brown	105,722	12/31/10	Conversion of loan in the principal amount of $50,000

(1)

Shares were issued pursuant to Tara Minerals Stock Bonus Plan for services rendered.  See Item 11 of this report for more information concerning the issuance of these shares.

(2)

In 2009 Tara Gold acquired 2,147,000 shares of Tara Minerals’ common stock from an unrelated third party in a private transaction.

Tara Gold Resources Corp., the controlling shareholder of Tara Minerals, is also engaged in the exploration and development of mining properties in Mexico.  Tara Gold Resources has the first right to acquire any gold or silver mining prospects.  Tara Minerals has the first right to acquire any mining prospect which may be productive of metals other than gold or silver.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Mendoza Berger & Company, LLP, audited Tara Minerals’ financial statements for the years ended December 31, 2010 and 2009.  The following table shows the aggregate fees billed to Tara Minerals for these periods by Mendoza Berger.

	Year ended December 31, 2010	Year ended December 31, 2009
Audit Fees	$ 40,500	$ 68,565
Audit-Related Fees	-	-
Financial Information Systems	-	-
Design and Implementation Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees represent amounts billed for professional services rendered for the audit of Tara Minerals’ annual financial statements and the review of Tara Minerals’ interim financial statements.  Before Mendoza Berger was engaged by Tara Minerals to render these services, the engagement was approved by Tara Minerals’ Directors.

ITEM 15.  EXHIBITS.

Exhibit Number	Exhibit Name
3.1	Articles of Incorporation	*
3.2	Bylaws	*
4.1	Incentive Stock Option Plan	*
4.2	Non-Qualified Stock Option Plan	*
4.3	Stock Bonus Plan	*
10.1	Acquisition Agreement – Pilar de Mocoribo property	*
10.2	Acquisition Agreement – Don Ramon property	*
10.3	Acquisition Agreement – Las Nuvias property	*
10.4	Consulting Agreement with Qualico Capital	*
10.5	Assignments of mining properties	*
10.6	Acquisition Agreement – Centenario Prospect	**
10.7	Service Agreement with Roadshows International	***
10.8	Consulting Agreement with Lions Gate International	***
10.9	Consulting Agreement with Sudhir Khanna	***
10.10	Consulting Agreement with Mayfair Associates	***
10.11	Settlement Agreement with Lions Gate Capital 5/1/09	***
10.12	Sales Contract of Common Stock from Ramiro Trevizo Ledezma to ACM	***
10.13	Sales Contract of Common Stock from Ramiro Trevizo Gonzales to ACM	***
10.14	Amended Agreement – Picacho Property
10.15	Purchase Agreement – Technical Data
10.16	Adit’s Incentive Stock Option Plan
10.17	Adit’s Non-Qualified Stock Option Plan
10.18	Adit’s Stock Bonus Plan
10.19	Tara Minerals convertible note with Adit
10.20	Amended Tara Minerals convertible note with Adit
21	Subsidiaries
31.1	Rule 13a-14(a) Certifications –CEO
31.2	Rule 13a-14(a) Certifications – CFO
32	Section 1350 Certifications

*

Incorporated by reference to the same exhibit filed with Tara Minerals’ registration statement on Form SB-2 (File #333-143512)

**

Incorporated by reference to the same exhibit filed with Tara Minerals’ report on Form 10-K for the year ended October 31, 2008.

***

Incorporated by reference to the same exhibit filed with Tara Minerals’ report on Form 10-K for the year ended December 31, 2009.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th  day of April 2011.

TARA MINERALS CORP.

By    /s/ Francis R. Biscan, Jr.

Francis R. Biscan, Jr., President

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Francis R. Biscan, Jr.
Francis R. Biscan, Jr.	Director and Principal Executive Officer	April 15, 2011

/s/ Lynda R. Keeton-Cardno
Lynda R. Keeton-Cardno	Principal Financial and Accounting Officer	April 14, 2011

/s/ Clifford A. Brown
Clifford A. Brown	Director	April 15, 2011

/s/ Ramiro Treviso
Ramiro Trevizo	Director	April 15, 2011