Form 10-Q
period 2011-03-31
Tara Minerals Corp.
filed 2011-05-16
CIK 1387054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of May 16, 2011, the Company had 60,106,087 outstanding shares common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

AND

THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH MARCH 31, 2011

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	MAR 31, 2011	DEC 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$123,310	$157,579
Recoverable value added taxes, net of allowance for bad debt of $1,252,689 and $1,366,533 at March 31, 2011 and December 31, 2010, respectively	139,595	170,494
Other receivables, net of allowance for bad debt of $3,170 and $4,692 at March 31, 2011 and December 31, 2010, respectively	122,405	104,828
Total current assets	385,310	432,901
Property, plant, equipment mine development and land, net of accumulated depreciation of $353,462 and $295,925 at March 31, 2011 and December 31, 2010, respectively	6,654,788	8,101,786
Mining deposits	59,462	53,368
Deferred tax, non-current portion	2,930,982	2,930,982
Goodwill	12,028	12,028
Other assets	74,029	157,870
Total Assets	$10,116,599	$11,688,935

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$755,364	$680,221
Notes payable, current portion	231,161	824,001
Notes payable related party	100,000	100,000
Due to related parties, net of due from of $76,215 and $69,143 at March 31, 2011 and December 31, 2010, respectively	3,237,827	3,465,232
Total current liabilities	4,324,352	5,069,454
Notes payable, non-current portion	60,405	1,068,350
Total liabilities	4,384,757	6,137,804

Commitments and contingencies	-	-

Stockholders’ equity
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 58,479,987 and 57,236,288 shares at March 31, 2011 and December 31, 2010, respectively	58,480	57,236
Additional paid-in capital	26,126,261	24,515,978
Common stock payable, net of stock receivable of $0 and $212,744 at March 31, 2011 and December 31, 2010, respectively	844,685	1,129,696
Other comprehensive loss	(281,640)	(246,253)
Accumulated deficit during exploration stage	(23,566,405)	(21,962,357)
Total Tara Minerals stockholders’ equity	3,181,381	3,494,300
Non-controlling interest	2,550,461	2,056,831
Total equity	5,731,842	5,551,131
Total liabilities and stockholders’ equity	$10,116,599	$11,688,935

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND

COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED MAR 31 2011	THREE MONTHS ENDED MAR 31, 2010	FROM INCEPTION(MAY 12, 2006) TO MAR 31, 2011

Mining revenues	$-	$-	$160,421

Cost of revenue	-	-	658,007
Gross margin	-	-	(497,586)

Exploration expenses	923,004	1,595,971	3,396,713

Operating, general, and administrative expenses	695,487	7,115,049	21,067,827

Net operating loss	(1,618,491)	(8,711,020)	(24,962,126)

Non-operating (income) expense:
Interest (income)	(6,551)	(6,694)	(142,191)
Loss on conversion of note payable	-	-	783,090
Interest expense	5,309	221	2,094,109
Gain on debt extinguishment	-	-	(6,178)
Loss on disposal or sale of assets	4,260	-	4,260
Other (income)	(11,091)	(1,029)	(791,086)
Total non-operating (income) expense	(8,073)	(7,502)	1,942,004

Loss before income taxes	(1,610,418)	(8,703,518)	(26,904,130)

Income tax benefit	-	-	(2,930,982)

Net loss including non-controlling interest	(1,610,418)	(8,703,518)	(23,973,148)

Add: Net loss attributable to non-controlling interest	6,370	-	406,743

Net loss attributable to Tara Minerals’ shareholders	(1,604,048)	(8,703,518)	(23,566,405)

Other comprehensive loss:
Foreign currency translation	(35,387)	(4,877)	(281,640)

Comprehensive loss	$(1,639,435)	$(8,708,395)	$(23,848,045)

Net loss per share, basic and diluted	$(0.03)	$(0.17)

Weighted average number of shares, basic and diluted	57,547,213	51,904,807

See Accompanying Notes to these Condensed Consolidated Financial Statements.

.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		THREE MONTHS ENDED MAR 31, 2011	THREE MONTHS ENDED MAR 31, 2010	FROM INCEPTION (MAY 12, 2006) THROUGH MAR 31, 2011
*	Cash flows from operating activities:
	Net loss attributable to Tara Minerals’ shareholders	$(1,604,048)	$(8,703,518)	$(23,566,405)
	Adjustments to reconcile net loss to net cash used in operating activities:
	Allowance for doubtful accounts	(115,366)	37,100	1,255,859
	Depreciation	70,079	44,020	366,004
	Stock based compensation and stock bonuses	219,088	3,562,967	8,154,292
	Common stock issued for services	-	2,915,060	5,371,684
	Cancellation of shares for settlement	-	-	(750,000)
	Non-controlling interest in net loss of consolidated subsidiaries	(6,370)	-	(406,743)
	Non-controlling interest - stock issued to third parties of subsidiaries	-	-	348,549
	Expense of mining deposit upon note modification	-	-	6,000
	Accretion of beneficial conversion feature and debt discount	-	-	1,983,575
	Exploration expenses paid with parent and subsidiary common stock	744,685	1,224,375	1,969,060
	Gain on debt extinguishment	-	-	(6,138)
	Loss on conversion of debt to common stock	-	-	783,090
	Accrued interest converted to common stock	-	-	84,438
	Deferred tax asset, net	-	-	(2,930,982)
	Loss on disposal or sale of assets	4,260	-	4,260
	Rent expense reclassified from capital lease	12,207	-	12,207
	Changes in current operating assets and liabilities:
	Recoverable value added taxes	(73,760)	(114,790)	(1,127,368)
	Other receivables	(8,823)	(2,076)	(118,343)
	Other assets	83,841	(952)	(74,030)
	Accounts payable and accrued expenses	78,089	169,573	777,439
	Net cash used in operating activities	(596,118)	(868,241)	(7,863,552)
	Cash flows from investing activities:
	Acquisition of land	-	-	(19,590)
	Purchase of mining concession	-	(25,149)	(830,171)
	Deposits toward mining concessions	(6,094)	(1,267)	(37,094)
	Acquisition of property, plant and equipment	-	(42,895)	(2,588,049)
	Cash included in business acquisition	-	-	2,037
	Business acquisition goodwill	-	-	(3,758)
	Payments made for construction in progress	-	(85,000)	-
	Proceeds from disposal/sale of assets	29,394	-	29,394
	Net cash provided (used in) investing activities	23,300	(154,311)	(3,447,231)
	Cash flows from financing activities:
	Cash from the sale of common stock	50,000	818,340	6,748,288
	Proceeds from notes payable, related party	-	-	150,000
	Proceeds from notes payable	-	-	480,000
	Payments towards notes payable	(61,403)	(711,452)	(1,251,866)
	Payment towards equipment financing	-	-	(201,438)
	Change in due to/from related parties, net	(127,405)	(107,620)	3,422,104
	Common stock receivable	212,744	21,203	-
	Non-controlling interest – cash from sale of sale of common stock of subsidiaries	500,000	281,489	2,368,645
	Net cash provided by financing activities	573,936	301,960	11,715,733

	Effect of exchange rate changes on cash	(35,387)	(4,877)	(281,640)

Net (decrease) increase	(34,269)	(725,469)	123,310
Cash, beginning of period	157,579	1,230,376	-
Cash, end of period	$123,310	$504,907	$123,310

Supplemental Information:
Interest paid	$34	$25,649	$182,451
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:

Purchase of mining concession paid by debt to related party plus capitalized interest(negative movement due to note modification)	$-	$-	$1,281,655

Purchase of or (reduction) in purchase of concession paid with notes payable plus capitalized interest	$(1,310,974)	$(3,324,485)	$986,771

Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$(218,502)	$(508,814)	$1,795,245

Beneficial conversion value for convertible debt	$-	$-	$1,695,000

Conversion of debt to common stock, plus accrued interest	$-	$-	$2,309,438

Purchase of mining equipment with common stock	$-	$-	$600,000

Acquisition of property and equipment through debt	$-	$-	$430,921

Receivable reclassified to mining deposit	$-	$-	$28,368

Construction in progress reclassified to property plant and equipment	$-	$2,163,485	$2,163,485

Business Combination of American Copper Mining:
Cash	$-	$-	$(2,037)
Due from related parties	-	-	1,989
Goodwill (from net assets)	-	-	8,270
Accounts payable and accrued expenses	-	-	12,071

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation:

The accompanying Condensed Consolidated Financial Statements of Tara Minerals Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Significant accounting policies disclosed therein have not changed, except as noted below.

The Company was organized May 12, 2006 under the laws of the State of Nevada. The Company currently is engaged in the acquisition, exploration and development of mineral resource properties in the United States of America and Mexico.  The Company owns 99.9% of the common stock of American Metal Mining, S.A. de C.V. (“AMM”), which was established in December 2006 and operates in México. The Company also owns 87% of the common stock of Adit Resources Corp., which in turns owns 99.9% of American Copper Mining, S.A. de C.V. (“ACM”), which was established in December 2006 and operates in México.  Adit Resources Corp. (“Adit”) was organized in June 2009 and ACM was purchased in June 2009.  The Company currently has limited operations and, in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Development Stage Entities Topic, is considered an Exploration Stage Company.

Tara Minerals Corp. is a subsidiary of Tara Gold Resources Corp. (“Tara Gold” or the “Company’s Parent), a publicly traded company which trades under the TRGD symbol.

Unless otherwise indicated, all references to the Company include the operations of its subsidiaries, and all references to Adit include the operation of its subsidiary.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at March 31, 2011 and December 31, 2010, and the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. The consolidated financial statements include the financial statements of the Company, AMM, Adit and ACM. All amounts are in U.S. dollars unless otherwise indicated. All significant intercompany balances and transactions have been eliminated in consolidation.

The reporting currency of the Company and Adit is the U.S. dollar. The functional currency of AMM and ACM is the Mexican peso. As a result, the financial statements of the subsidiaries have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement gain or loss is recorded as other comprehensive loss.

The financial statements of the Mexican subsidiaries should not be construed as representations that Mexican pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the three months ended March 31, 2011.  Mexican pesos per one U.S. dollar.

	March 31, 2011
Current exchange rate	Ps.	11.9219
Weighted average exchange rate for the nine months ended	Ps.	12.0782

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

Recoverable Value-Added Taxes (IVA) and Allowance for Doubtful Accounts

Each period receivables are reviewed for collectability.  When a receivable is determined to not be collectable we allow for the receivable until we are either assured of collection or assured that a write off is necessary.  We have recorded an allowance of $1,252,689 and $1,366,533 as of March 31, 2011 and December 31, 2010, respectively, in association with our receivable from IVA from our Mexico subsidiaries as we have determined that the Mexican government may not allow the complete refund of these taxes.

Reclassifications

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation.

Purchase of Technical Data

Technical data, including engineering reports, maps, assessment reports, exploration samples certificates, surveys, environmental studies and other miscellaneous information, may be purchased for our mining concessions. When purchased for concessions without proven reserves the cost is considered research and development pertaining to a developing mine and in accordance with the Research and Development (R&D) Topic of the FASB ASC and is expensed when incurred.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

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

Note 2.

Property, plant, equipment, mine development and land

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

Land	$ 19,590	$ 19,590

Mining concessions:
Pilar (a)	710,172	710,172
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Centenario (b)	635,571	1,946,545
Pirita	246,455	246,455
Picacho	1,250,000	1,250,000
La Palma (c )	79,974	-
Mining concessions	3,543,911	4,774,911

Construction in Progress	-	-
Property, plant and equipment	3,444,749	3,603,210
	7,008,250	8,397,711
Less – accumulated depreciation	(353,462)	(295,925)
	$ 6,654,788	$ 8,101,786

Pilar, Don Ramon, Las Nuvias and Centenario properties are geographically located in Mexico and are known as the Don Roman Groupings.

a.

In November 2008, the Company acquired eight mining concessions known as “Centenario” from an independent third party. The properties approximate 5,400 hectares and were purchased for $1,894,050, including $247,050 in value added taxes.

In June 2009, the Company and the note holder modified the agreement to 1) revalue the entire Centenario concession to $2,000,000, 2) apply $127,000 toward the purchase price which had already been paid and recorded as a mining deposit, and 3) apply $197,956 toward the new price of the concession which was originally paid by another subsidiary of the Company’s Parent.  These changes resulted in the following 1) additional debt of $28,044 plus related value added tax for these concessions, 2) the reduction of the amount of the mining deposit of $127,000, 3) the expense of $6,000 that AMM also paid but which was not included in the revaluation of the concession, and 4) the increase in Due to Related Party of $197,956 plus related value added tax. The effective amount financed in relation to this concession is $1,675,044 plus $251,257 of value added tax.

In March 2011, AMM and the note holder agreed to reduce the purchase of the Centenario concession to $635,571. These changes resulted in the following: 1) decrease debt by $1,310,974; and 2) decrease recoverable value added taxes by $218,309. At March 31, 2011 the amended purchase price was paid in full.

In March 2011, the Company purchased technical data pertaining to Centenario from the former owner in consideration for 416,100 shares of the Company’s common stock and $100,000 cash. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Company’s common stock.  The Company has accounted for the shares at their fair market value as follows:  416,100 shares of the Company’s common stock were valued at $0.85.  All fair market values were determined based on contemporaneous stock issuances for cash or if the stock was quoted on an exchange, it’s closing stock price. All stock was issued April 2011.

b.

On March 2011, AMM executed an agreement to acquire six mining concessions known as La Palma from an independent third party. The properties approximate 2,104 hectares, and were purchased for a total of $92,800, including $12,800 in value added taxes. AMM paid $50,000 as a deposit for the concession mining deposit which was applied to the effective price of the property.  The remaining balance of $42,800 is due thirty days after the execution date of the agreement.

In March 2011, the Company purchased technical data pertaining to the La Palma from the former owner for 460,000 shares of the Company’s common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Company’s common stock.  The Company has accounted for the shares at their fair market value as follows:  460,000 shares of the Company’s common stock were valued at $0.85.  All fair market values were determined based on contemporaneous stock issuances for cash or if the stock was quoted on an exchange, it’s closing stock price. All stock was issued April 2011.

Other Fixed Assets

For the three months ended March 31, 2011, Tara Minerals and its subsidiaries disposed of and sold equipment and other fixed assets, for a $4,260 loss on disposal and sale of assets.

Note 3.

Other assets

In September 2010, Tara Minerals signed an agreement to purchase three real estate properties for a price of $1,000,000. In order to hold these properties Tara Minerals made a cash deposit of $60,000. Tara Minerals is obligated to pay all the expenses, fees and general expenditures relating to the sale, which expenses, up to a maximum of $500,000, which are deductible from the sales price.  In March 2011, Tara Minerals received notification from Pacemaker Silver Mining S.A. de C.V. a wholly-owned Mexican subsidiary of El Tigre, indicating that they also had surface rights related to being able to work claims they held mining rights too. Although this is does not effect our specific right to the tailing piles, there could be an issue as to who would have specific areas and specific times.   Until the difference can be determined, the deposit was expensed as of March 31, 2011.

Note 4.

Related Party Transactions

Due to related parties, net of due from was $3,237,827 and $3,465,232 as of March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011, Tara Gold loaned the Company $1,588,257 which amount is included in Due to Related Parties. There are no terms to this related party payable and it is due on demand.

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

Note 5.

Notes Payable

The following table represents the outstanding balance of loans and capital leases for the Company as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

Mining concession	$ 205,229	$ 1,699,737
Auto loans	86,337	119,766
Equipment	-	72,848
	291,566	1,892,351
Less – current portion	(231,161)	(824,001)
Total – non-current portion	$ 60,405	$ 1,068,350

During the three months ended March 31, 2011, one of the vehicles purchased in 2010 was stolen, the insurance claim was processed and the note payable and the fixed asset removed from the AMM’s books.

During the three months ended March 31, 2011, AMM defaulted on an equipment capital lease entered into on July 21, 2010, the equipment was returned and removed from the books and treated as an operating lease.

Note 6.

Stockholders’ Equity

The authorized common stock of the Company consists of 200,000,000 shares with par value of $0.001.

March 2011, the Company issued 1,012,977 shares of common stock valued at $1,215,572 or $1.20 a share to convert loans from unrelated parties.

March 2011, the Company issued 105,722 shares of common stock valued at $126,866 or $1.20 a share to convert a loan from a related party.

March 2011, the Company issued 125,000 shares of common stock for warrants exercised, for $50,000 or $0.40 a share for cash.

Common Stock Subscribed

At March 31, 2011, common stock payable consists of:

•

100,000 shares payable to an Officer of the Company, valued at $100,000, for payment of services on behalf of Tara Gold.

•

416,100 shares payable, valued at $353,685 for the purchase of Centenario’s technical data. See Note 2 above.

•

460,000 shares payable, valued at $391,000 for the purchase of La Palma’s technical data. See Note 2 above.

Note 7.

Stock Compensation

In January 2010, the Company granted two of its officer’s options under its Incentive Stock Option Plan for the purchase of 750,000 shares of common stock. The options are exercisable at a price of $1.57 per share and vest at various dates until January 2017. The options expire at various dates beginning January 2015.  As of March 31, 2011 options that vested in 2011 were valued at $182,735.

In September 2010, the Company granted options for 200,000 shares of common stock to an unrelated third party for investor relations services. The options have an exercise price of $1.00 per share, vest between September 2010 and March 2011 and expire two years from the date of vesting. As of March 31, 2011 options that vested in 2011 were valued at $36,353.

No options or warrants were issued in the first quarter 2011.

The fair value of each option award discussed above is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company’s traded common stock. The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that management anticipates option granted are expected to be outstanding.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.

2010 (date of grant)
Expected volatility	208.37% - 319.79%
Weighted-average volatility	159.17%
Expected dividends	0
Expected term (in years)	0.75 – 4.50
Risk-free rate	0.30% - 2.37%

A summary of option activity under the Plan as of March 31, 2011 and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,630,000	$ 0.05
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2011	4,630,000	$ 0.05	3.5	$2,025,000
Exercisable at March 31, 2011	3,330,000	$ 0.46	3.5	$ 2,025,000

Nonvested Options	Options	Weighted -Average Grant-Date Fair Value
Nonvested at December 31, 2010	1,475,000	$ 1.37
Granted	-	-
Vested	(175,000)	1.22
Forfeited	-	-
Nonvested at March 31, 2011	1,300,000	$ 0.86

A summary of warrant activity under the Plan as of March 31, 2011, and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,271,999	$ 0.65
Granted	-	-
Exercised	(125,000)	0.40
Forfeited, cancelled or expired	-	-
Outstanding at March 31, 2011	4,146,999	$ 0.85	1.5	$ 580,590
Exercisable at March 31, 2011	4,146,999	$ 0.85	1.5	$ 580,590

All warrants at March 31, 2011 were vested.

Note 8.

Non-controlling Interest

On January 28, 2011, Adit, sold 500,000 units at a price of $1.00 per unit to Yamana Gold Inc.  Each unit consisted of one share of Adit’s common stock and one half warrant. Each full warrant entitles Yamana to purchase one share of Adit’s common stock at a price of $1.50 per share at any time on or before January 28, 2014.

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

	Non-controlling interest at March 31, 2011	Non-controlling interest at December 31, 2010
Combined Adit / ACM:
Private placement	$ 1,499,501	$ 1,499,501
Common stock for cash	500,000	-
Finder’s fees	95,215	95,215
Technical data for Picacho	240,000	240,000
Officer compensation	487,500	487,500
Officer options	134,978	134,978
Cumulative statement of operations pickup through December 31, 2010	(400,368)	(400,368)
Statement of operations pickup 2011	(6,370)	-
AMM Non-controlling interest	5	5
Total non-controlling interest	$ 2,550,461	$ 2,056,831

Note 9.

Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value at March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
None	$ -	$ -	$ -	$ -

Liabilities:
Total notes payable	$ 291,566	$ 291,566	$ -	$ -
Due to related parties, net of due from	3,237,827	3,237,827	-	-
Total	$ 3,529,393	$ 3,529,393	$ -	$ -

Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
None	$ -	$ -	$ -	$ -

Liabilities:
Total notes payable, including related party	$ 1,992,351	$ 1,992,351	$ -	$ -
Due to related parties, net of due from	3,465,232	3,465,232	-	-
Total	$ 5,457,583	$ 5,457,583	$ -	$ -

Note 10.

Subsequent Events

Management evaluated all activity of the Company through May 14, 2011 (the issue date of the Financial Statements) and concluded the following disclosures are pertinent:

a.

In April 2011, the Company and AMM signed a letter of intent with Springbok Development-Claridge-Hanlon Resource Engineering, “SD-CHRE” and/or Nominee or any of its subsidiaries to grant them an option to acquire up to an undivided forty-nine percent (49%) interest in and to all of the mining concessions known as the Don Roman grouping located in the State of Sinaloa, Mexico. The Don Roman grouping now totals approximately 10,000 hectares in close proximity to the existing mill, which includes the Don Roman, Centenario, and the newly acquired La Verdes concessions. The grouping lies 15 km SW of the historically prolific La Reforma silver/zinc/lead district. Key personnel from SD-CHRE have worked on Mining, Commercial, Government and Infrastructure projects for over 20-years.

The Letter of Intent is non-binding and requires SD-CHRE, as the mine and mill operator, to make a $250,000 cash payment to The Company within 45 days of the signing. To earn its 49% interest, SD-CHRE will incur a minimum of $2 million to start-up the existing mill and achieve a production rate of 120 tonnes per day within 120 days; incur another $2 million to achieve a production rate of 360 tonnes per day within 6 months; and incur an additional minimum $4 million to achieve and maintain a minimum production rate, as the parties may agree upon within the Definitive Agreement, not to be less than 480 tonnes per day, within twelve months.

The net revenue generated from the project will be shared on a 50% SD-CHRE and 50% the Company basis. The LOI envisions an assessment and design period of 45-60 days and a Definitive Agreement within 90 days.

b.

In April 2011, the Company entered into an agreement to acquire 100% of the La Verdes gold, silver, zinc and lead project grouping. The 2,200 hectares property consists of eight concessions 13-18 km from the Don Roman mine and mill. The concessions were being mined as late as 2010, with the extracted material grading 0.5-1.5 g/t gold, 300-600 g/t silver, 14-15% zinc, 6-8% lead, and 2.1-2.6% copper. Recent channel samples across the workings assayed similar grades. A road from the groupings, to the Don Roman mill, has also been completed. The Company now controls over 10,000 hectares in close proximity to the mill.

The Company is acquiring the grouping for $1.8 million plus applicable taxes. $1.66 million of the acquisition cost will be paid by the issuance of The Company restricted shares valued at $2 per share, with the remainder being paid in cash.

The La Verdes grouping comprises of an extensive area of hydrothermal alteration that hosts numerous precious and base metal occurrences along the western part of the Northern Sierra Madre Gold Belt. The property lies 30 km SW of the historically prolific La Reforma Pb-Zn-Ag District that is now the focus of concerted exploration by Peñoles. The grouping has 50 m of tunnels and 14 known showings of old workings. Numerous gold/silver/zinc/lead vein structures have been identified with three being well defined. These veins are approximately 1.5-8 meters wide and are comprised of 80% sulfides. The strike length of some of these structures have already been traced to a combined total of over 5 kilometers.

c.

In May 2011, the Company reached an agreement for the right to mine the 3,233 hectare Tania Iron Ore property located in Manzanillo, State of Colima, Mexico. The Company has the right to remove 6 million tonnes of salable concentrate from the property, with perpetual renewal rights, extending through the life of the property. The Company will pay the vendor $6 per salable tonne for the first 500,000 tonnes removed from the property and $7 per tonne thereafter. A total of $100,000 will be advanced to the vendor against future royalty payments.

The Company is also pleased to announce that it has raised $750,000 through a royalty rights offering to advance the project. A portion of the funds will be used to secure appropriate environmental permits, export permits, and recovery process engineering.

The Tania property is located 33 km from the port of Manzanillo. The Iron is contained within decomposed granite with little overburden. On the surface, the mineralized zone is estimated to be 2 km wide and approximately 1 km in length. The zone is continuous and sampled 30-40% Iron. The property has not been subjected to modern exploration methods or concentrating processes.

d.

In May 2011, the Company increased its authorized shares to 200,000,000.

e.

In May 2011, the Company sold 1,643,333 Units at a price of $0.30 per Unit.  Each Unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.00 per share during the one year period following the sale of the Units.  All warrants expire May 2012.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through March 31, 2011 Tara Minerals generated revenue of $160,421 and incurred expenses of $658,007 in cost of sales; $3,346,713 in exploration expenses and $21,008,603 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $8,154,292 pertaining to the issuance of stock options.

Tara Minerals anticipates that its capital requirements during the twelve months ending May 31, 2012 will be:

Exploration and Development – Centenario	$ 250,000
Property taxes – Centenario	25,000
Exploration and Development – Choix/Pilar	100,000
Property payments and taxes – Choix/Pilar	30,500
Exploration and Development – La Verde	500,000
Property taxes – La Verde	62,000
Exploration and Development – Don Roman Groupings	650,000
Property taxes – Don Roman Groupings	3,500
Exploration and Development - Picacho Prospect	2,500,000
Property taxes – Picacho Prospect	40,000
General and administrative expenses	375,000
Total	$ 4,536,000

The capital requirements shown above include capital required by Tara Minerals and subsidiaries.

Tara Minerals will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

In 2011, Tara Minerals has sought to expand and advance the Don Roman Groupings project by acquiring additional highly prospective mineral claims; and by opening up the project to numerous parties that have expressed an interest in the possibility of becoming an operating partner in the further development of the Don Roman Groupings.  In April 2011, the Company signed a Letter of Intent (LOI) that would provide the capital and expertise to restart the operations at Don Roman and explore the full potential of the land package we have assembled. Interest from various parties have also been expressed towards El Oro (a concession within the Don Roman Groupings), Tara Minerals iron ore, gold, copper prospect. Based on this interest, Tara Minerals has been investigating the economic merits surrounding the iron ore market, and has found favorable results. The Company has now signed an agreement on one highly prospective property named Tania, which meets a number of the qualifications we have been looking for;  close proximity to port; the potential for several million tonnes of Iron Ore; and good infrastructure, which would allow for a near term production strategy. Coinciding with this acquisition, the Company has raised what it believes to be sufficient capital to reach production within the coming months.

As of May 16, 2011 Tara Minerals was reviewing the Pirita property for continued inclusion as part of the Company’s mining property portfolio.  No payments toward this property have been made in 2011 and the Company may decide to terminate the purchase agreement and return the property due to its current focus as described above.

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

ITEM 4.   CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., the Company’s Principal Executive Officer and Lynda R. Keeton-Cardno, the Company’s Principal Financial and Accounting Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Note 6 to the financial statements included as part of this report lists all unregistered sales of the Company’s securities during the three months ended March 31, 2011.  The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these shares.  The persons who acquired these shares were all provided with information concerning the Company prior to the purchase of their shares.  The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an applicable exemption from registration.  The shares are “restricted” securities as defined in Rule 144 of the Securities and Exchange Commission.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     [REMOVED AND RESERVED]

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

(a)

Exhibits

10.1	Modified Agreement – Centenario
10.2	Acquisition Agreement – Centenario’s technical data
10.3	Acquisition Agreement – La Palma
10.4	Acquisition Agreement –La Palma’s technical data
10.5	Acquisition Agreement – La Verde
10.6	Letter of Intent – Don Roman grouping
10.7	Acquisition Agreement – Tania Iron Ore property
31.1	Rule 13a-14(a) Certifications –CEO
31.2	Rule 13a-14(a) Certifications – CFO
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 16, 2010.

TARA MINERALS CORP.

By:   /s/ Francis Richard Biscan Jr.

 Francis Richard Biscan, Jr.,

President and Principal Executive Officer

By:   /s/ Lynda R. Keeton-Cardno

 Lynda R. Keeton-Cardno,

Principal Financial and Accounting Officer