Form 10-Q
period 2011-06-30
Tara Minerals Corp.
filed 2011-08-17
CIK 1387054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of August 15, 2011, the Company had 63,641,921 outstanding shares common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE THREE AND SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

AND

THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH JUNE 30, 2011

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2011	DEC 31, 2010
	(Unaudited)
Assets
Current assets
Cash	$439,628	$157,579
Recoverable value added taxes, net of allowance for bad debt of $1,358,736 and $1,366,533 at June 30, 2011 and December 31, 2010, respectively	179,092	170,494
Other receivables, net of allowance for bad debt of $3,086 and $4,692 at June 30, 2011 and December 31, 2010, respectively	121,629	104,828
Prepaid Assets	224,500	-
Total current assets	964,849	432,901
Property, plant, equipment mine development and land, net of accumulated depreciation of $421,504 and $295,925 at June 30, 2011 and December 31, 2010, respectively	6,863,227	8,101,786
Mining deposits	29,830	53,368
Deferred tax, non-current portion	2,930,982	2,930,982
Goodwill	12,028	12,028
Other assets	155,078	157,870
Total Assets	$10,955,994	$11,688,935

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$566,502	$680,221
Notes payable, current portion	209,964	824,001
Notes payable related party	100,000	100,000
Due to related parties, net of due from of $40,440 and $69,143 at June 30, 2011 and December 31, 2010, respectively	3,192,564	3,465,232
Total current liabilities	4,069,030	5,069,454
Notes payable, non-current portion	92,316	1,068,350
Total liabilities	4,161,346	6,137,804

Commitments and contingencies	-	-

Iron Ore Property financial instrument	570,000	-

Stockholders’ equity
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 63,641,921 and 57,236,288 shares at June 30, 2011 and December 31, 2010, respectively	63,642	57,236
Additional paid-in capital	28,747,934	24,515,978
Common stock payable, net of stock receivable of $0 and $212,744 at June 30, 2011 and December 31, 2010, respectively	191,000	1,129,696
Other comprehensive loss	(278,990)	(246,253)
Accumulated deficit during exploration stage	(25,038,221)	(21,962,357)
Total Tara Minerals stockholders’ equity	3,685,365	3,494,300
Non-controlling interest	2,539,283	2,056,831
Total equity	6,224,648	5,551,131
Total liabilities and stockholders’ equity	$10,955,994	$11,688,935

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND

COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30, 2011	THREE MONTHS ENDED JUNE 30, 2010	SIX MONTHS ENDED JUNE 30, 2011	SIX MONTHS ENDED JUNE 30, 2010	FROM INCEPTION (MAY 12, 2006) TO JUNE 30, 2011

Mining revenues	$-	$37,775	$-	$37,775	$160,421

Cost of revenue	-	-	-	-	658,007
Gross margin	-	37,775	-	37,775	(497,586)

Exploration expenses	465,150	292,679	1,388,154	1,888,650	3,861,863

Operating, general, and administrative expenses	960,717	2,570,705	1,656,203	9,685,754	22,028,543

Net operating loss	(1,425,867)	(2,825,609)	(3,044,357)	(11,536,629)	(26,387,992)

Non-operating (income) expense
Interest (income)	(6,528)	(6,142)	(13,079)	(12,836)	(148,719)
Loss on conversion of note payable	-	-	-	-	783,090
Interest expense	63,817	34,694	69,127	34,915	2,157,927
Gain on debt extinguishment	-	(6,138)	-	(6,138)	(6,138)
Loss on disposal or sale of assets	-	-	4,260	-	4,260
Other (income)	(162)	(27)	(11,253)	(1,056)	(791,288)
Total non-operating (income) expense	(57,127)	22,387	(49,055)	14,885	1,999,132

Loss before income taxes	(1,482,994)	(2,847,996)	(3,093,412)	(11,551,514)	(28,387,124)

Income tax benefit	-	-	-	-	(2,930,982)

Less: non-controlling interest	11,178	291,154	17,548	291,154	417,921

Net loss attributable to Tara Minerals’ shareholders	(1,471,816)	(2,556,842)	(3,075,864)	(11,260,360)	(25,038,221)

Other comprehensive loss:
Foreign currency translation	2,650	(64,400)	(32,737)	(69,277)	(278,990)

Comprehensive loss	$(1,469,166)	$(2,621,242)	$(3,108,601)	$(11,329,637)	$(25,317,211)

Net loss per share, basic and diluted	$(0.02)	$(0.05)	$(0.05)	$(0.22)

Weighted average number of shares, basic and diluted	61,297,513	53,998,455	59,436,159	52,954,278

See Accompanying Notes to these Condensed Consolidated Financial Statements.

.

TARA MINERALS CORP. AND SUBSIDIARIES

(A Subsidiary of Tara Gold Resources Corp.)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30, 2011	SIX MONTHS ENDED JUNE 30, 2010	FROM INCEPTION (MAY 12, 2006) THROUGH JUNE 30, 2011
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(3,075,864)	$(11,260,360)	$(25,038,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(9,403)	493,696	1,982,531
Depreciation	138,121	83,695	434,046
Stock based compensation and stock bonuses	529,738	3,642,041	8,464,942
Common stock issued for services	-	4,109,748	5,371,684
Cancellation of shares for settlement	-	-	(750,000)
Non-controlling interest in net loss of consolidated subsidiaries	(17,548)	(270,147)	(417,911)
Non-controlling interest - stock issued to third parties of subsidiaries	-	-	348,549
Expense of mining deposit upon note modification	-	-	6,000
Accretion of beneficial conversion feature and debt discount	-	31,924	1,983,575
Exploration expenses paid with parent and subsidiary common stock	1,059,184	1,224,375	2,283,559
Gain on debt extinguishment	-	(6,138)	(6,138)
Loss on conversion of debt to common stock	-	-	783,090
Accrued interest converted to common stock	-	-	84,438
Deferred tax asset, net	-	-	(2,930,982)
Loss on disposal or sale of assets	4,260	-	4,260
Rent expense reclassified from capital lease	12,207	-	12,207
Changes in current operating assets and liabilities:
Recoverable value added taxes	(190,150)	(170,346)	(1,243,758)
Other receivables	(7,964)	(42,783)	(117,484)
Prepaid expenses	16,500	-	16,500
Other assets	(172,208)	(44,051)	(330,079)
Accounts payable and accrued expenses	(114,247)	224,904	585,093
Net cash used in operating activities	(1,827,374)	(1,983,442)	(8,474,099)
Cash flows from investing activities:
Acquisition of land	-	-	(19,590)
Purchase of mining concession	(30,060)	(25,149)	(860,230)
Deposits toward mining concessions	(6,462)	(398)	(37,462)
Acquisition of property, plant and equipment	-	(229,622)	(2,588,049)
Cash included in business acquisition	-	-	2,037
Business acquisition goodwill	-	-	(3,758)
Payments made for construction in progress	-	-	-
Proceeds from disposal/sale of assets	29,128	-	29,128
Net cash provided (used in) investing activities	(7,393)	(255,169)	(3,477,924)
Cash flows from financing activities:
Cash from the sale of common stock	1,239,744	978,905	7,938,032
Proceeds from notes payable, related party	-	50,000	150,000
Proceeds from notes payable	-	380,103	480,000
Payments towards notes payable	(102,523)	(711,452)	(1,292,986)
Payment towards equipment financing	-	-	(201,438)
Change in due to/from related parties, net	(362,668)	162,490	2,566,132
Common stock receivable	125,000	-	(87,744)
Non-controlling interest – cash from sale of sale of common stock of subsidiaries	500,000	260,482	2,368,645
Iron Ore Property financial instrument	750,000	-	750,000
Net cash provided by financing activities	2,149,553	1,120,528	12,670,641

Effect of exchange rate changes on cash	(32,737)	(69,277)	(278,990)

Net increase (decrease)	282,049	(1,187,360)	439,628
Cash, beginning of period	157,579	1,230,376	-
Cash, end of period	$439,628	$43,016	$439,628

Supplemental Information:
Interest paid	$273	$25,649	$182,740
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:

Purchase of mining concession paid by debt to related party plus capitalized interest(negative movement due to note modification)	$163,793	$-	$1,445,448

Purchase of or (reduction) in purchase of concession paid with notes payable plus capitalized interest	$(1,310,974)	$(3,324,485)	$986,771

Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$(215,557)	$(508,814)	$1,361,186

Beneficial conversion value for convertible debt	$-	$-	$1,695,000

Conversion of debt to common stock, plus accrued interest	$-	$-	$2,309,438

Purchase of mining equipment with common stock	$-	$-	$600,000

Acquisition of property and equipment through debt	$48,491	$1,044,375	$1,259,938

Receivable reclassified to mining deposit	$-	$28,368	$28,368

Construction in progress reclassified to property plant and equipment	$-	$2,163,485	$2,163,485

Warrants with debt	$-	$191,546	$191,546

Beneficial conversion feature on financial instrument	$180,000	$-	$180,000

Stock Payable for prepaid expenses	$(66,000)	$-	$(66,000)

Business Combination of American Copper Mining:
Cash	$-	$-	$(2,037)
Due from related parties	-	-	1,989
Goodwill (from net assets)	-	-	8,270
Accounts payable and accrued expenses	-	-	12,071

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

Tara Minerals Corp. is a subsidiary of Tara Gold Resources Corp. (“Tara Gold” or the “Company’s Parent).

Unless otherwise indicated, all references to the Company include the operations of its subsidiaries, and all references to Adit include the operation of its subsidiary.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, these financials statements include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at June 30, 2011 and December 31, 2010, and the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. The consolidated financial statements include the financial statements of the Company, AMM, Adit and ACM. All amounts are in U.S. dollars unless otherwise indicated. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the six months ended June 30, 2011.  Mexican pesos per one U.S. dollar.

	June 30, 2011
Current exchange rate	Ps.	11.7748
Weighted average exchange rate for the six months ended	Ps.	11.9044

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

Recoverable Value-Added Taxes (IVA) and Allowance for Doubtful Accounts

Each period receivables are reviewed for collectability.  When a receivable is determined to not be collectable, the Company allows for the receivable until the Company is either assured of collection or assured that a write off is necessary.  The Company has recorded an allowance of $1,358,736 and $1,366,533 as of June 30, 2011 and December 31, 2010, respectively, for its receivables for IVA taxes paid by the Company’s Mexican subsidiaries based upon the determination that the Mexican government may not pay the complete refund of these taxes.

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

Financial Instruments

The Company periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment. In the event that the debt or equity treatment is not readily apparent, FASB 480-10-S99 is consulted for temporary treatment, once a triggering event of any such instruments happen that remove the temporary element the Company appropriately reclassifies the instrument to debt or equity.

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

Note 2.

Property, plant, equipment, mine development and land

	June 30, 2011	December 31, 2010
	(Unaudited)

Land	$ 19,590	$ 19,590

Mining concessions:
Pilar	710,172	710,172
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Centenario (a)	635,571	1,946,545
Pirita	249,909	246,455
Picacho	1,250,000	1,250,000
La Palma (b)	80,000	-
La Verde (c)	60,000	-
Picacho Fractions (d)	163,793	-
Mining concessions	3,771,184	4,774,911

Property, plant and equipment	3,493,957	3,603,210
	7,284,731	8,397,711
Less – accumulated depreciation	(421,504)	(295,925)
	$ 6,863,227	$ 8,101,786

Pilar, Don Ramon, Las Nuvias, Centenario, La Palma and La Verde properties are geographically located in Mexico and are known as the Don Roman Groupings.

The Picacho and Picacho Fractions properties are geographically located in Mexico and are known as the Picacho Groupings.

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

In March 2011, the Company and the note holder agreed to reduce the purchase price of the Centenario concession to $635,571. These changes resulted in the following: 1) decrease debt by $1,310,974; and 2) decrease recoverable value added taxes by $218,309. At March 31, 2011 the amended purchase price was paid in full.

In March 2011, the Company purchased technical data pertaining to Centenario from the former owner in consideration for 416,100 shares of the Company’s common stock and $100,000 cash. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Company’s common stock.  The Company has accounted for the shares at their fair market value as follows:  416,100 shares of the Company’s common stock valued at $0.85.  All fair market values were determined based on contemporaneous stock issuances for cash or if the stock was quoted on an exchange, it’s closing stock price. All stock was issued April 2011.

b.

On March 2011, the Company executed an agreement to acquire six mining concessions known as “La Palma” from an independent third party. The properties approximate 2,104 hectares, and were purchased for a total of $92,800, including $12,800 in value added taxes. The Company paid $50,000 as a deposit for the concession mining deposit which was applied to the effective price of the property.  The remaining balance of $42,800 was due and paid during the second quarter of 2011. The six concessions acquired were La Palma, Choix, El Pino, La Verde 3, La Verde 4 and La Verde 6.

In March 2011, the Company purchased technical data pertaining to the La Palma from the former owner for 460,000 shares of the Company’s common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Company’s common stock.  The Company has accounted for the shares at their fair market value as follows:  460,000 shares of the Company’s common stock valued at $0.85.  All fair market values were determined based on contemporaneous stock issuances for cash or if the stock was quoted on an exchange, it’s closing stock price. All stock was issued April 2011.

La Palma and La Verde properties are part of the “Don Roman Groupings”.

c.

On April 2011, the Company executed an agreement to acquire two mining concessions known as “La Verde” from an independent third party. The properties approximate 127 hectares, and were purchased for a total of $69,600, including $9,600 in value added taxes. AMM paid $30,000 as a deposit for the concession mining deposit which was applied to the effective price of the property and the remaining balance was paid during the second quarter of 2011. The two concessions acquired were La Verde 5 and Mina El Rosario.

In April 2011, the Company purchased technical data pertaining to the La Verde from the former owner for 370,000 shares of the Company’s common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Company’s common stock.  The Company has accounted for the shares at their fair market value as follows:  370,000 shares of the Company’s common stock valued at $0.85.  All fair market values were determined based on contemporaneous stock issuances for cash or if the stock was quoted on an exchange, it’s closing stock price. All stock was issued April 2011.

La Palma and La Verde properties are part of the “Don Roman Groupings”.

d.

On May 2011, the Company executed an agreement to acquire three mining concessions knows as “Picacho Fractions I, II and III” from Tara Gold. The properties approximate 3,823 hectares, and the acquisition price of the properties was $190,000 including $26,207 in value added taxes. Full amount was financed for an interest rate of  3.25%  plus LIBOR.

Picacho and the Picacho Fractions are known as the Picacho Groupings

Note 3.

Other assets, current and non-current

In September 2010, Tara Minerals signed an agreement to purchase three real estate properties for a price of $1,000,000. In order to hold these properties Tara Minerals made a cash deposit of $60,000. Tara Minerals is obligated to pay all the expenses, fees and general expenditures relating to the sale, which expenses, up to a maximum of $500,000, which are deductible from the sales price.  In March 2011, Tara Minerals received notification from Pacemaker Silver Mining S.A. de C.V. a wholly-owned Mexican subsidiary of El Tigre, indicating that they also had surface rights related to being able to work claims they held mining rights too. Although this is does not effect our specific right to the tailing piles, there could be an issue as to who would have specific areas and specific times.   Until the difference can be determined, the deposit has been expensed in 2011.

In May 2011, the Company paid $66,667 towards a $100,000 advanced to the Iron Ore Project Vendor, against future royalty payments (See Note 6).

In May 2011, the Company advanced $175,000 to a subcontractor for improvements needed at the Iron Ore Project site; the advance will be expensed over a six-month period beginning in July 2011.

Note 4.

Notes Payable

The following table represents the outstanding balance of loans and capital leases for the Company as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(Unaudited)

Mining concession	$ 173,910	$ 1,699,737
Auto loans	128,370	119,766
Equipment	-	72,848
	302,280	1,892,351
Less – current portion	(209,964)	(824,001)
Total – non-current portion	$ 92,316	$ 1,068,350

During the six months ended June 30, 2011, one of the vehicles purchased in 2010 was stolen, the insurance claim was processed and the note payable and the fixed asset removed from the AMM’s books. AMM defaulted on an equipment capital lease entered into on July 21, 2010, the equipment was capitalized as an asset and the asset and related debt were removed and payments were reclassified as treating payments similar to an operating lease.

AMM financed the purchase of one truck to be used in operations for $48,491; the note payable has a 13.5% interest rate and a maturity date of June 1st, 2015 or a term of forty eight months.

The five year maturity schedule for notes payable is presented below:

Due on or before	June 30, 2012	June 30, 2013	June 30, 2014	June 30, 2015	June 30, 2015	Total

Pirita (See Note 2)	$ 173,910	$ -	$ -	$ -	$ -	$ 173,910
Auto Loans	36,055	25,203	45,306	21,807	-	128,370
Total – non-current portion	$ 209,964	$ 25,203	$ 45,306	$ 21,807	$ -	$ 302,280

Note 5.

Related Party Transactions

Due to related parties, net of due from related parties was $3,192,564 and $3,465,232 as of June 30, 2011 and December 31, 2010, respectively.

The Company is a subsidiary of Tara Gold Resources Corp. In January 2007, another subsidiary of Tara Gold Resources Corp., Corporacion Amermin, S.A. de C.V. (“Amermin”), made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Grouping). These properties were assigned to the Company’s subsidiary AMM as of January 2007. AMM makes payments to Amermin and Amermin made payments related to the original purchase agreements. At June 30, 2010, Amermin has paid the original note holder in full but AMM has not paid Amermin. At June 30, 2011, due from related parties is $78,293 and due to related parties, includes:

- Pilar mining concession: $535,237 (inclusive of valued added tax)

- Don Roman concession: $211,826

- Due to Amermin: $888,032

- Other related party: $120,333

As of June 30, 2011, Tara Gold had loaned the Company $1,497,566 which amount is included in Due to Related Parties. There are no terms to this related party payable and it is due on demand.

In September 2010, Tara Gold entered into a tentative agreement with Tara Minerals which provided that Tara Minerals would acquire all of the outstanding shares of Tara Gold by exchanging one Tara Mineral share for two Tara Gold shares.  In 2011 this agreement was cancelled and Tara Gold announced it would begin to distribute all of its shares in Tara Minerals to its shareholders. In May 2011, the first distribution, at a rate of one Tara Minerals common share for every 20 outstanding shares of Tara Gold, was made. Additional distributions will be announced over the next 24 months until all Tara Minerals shares, held by Tara Gold, are distributed to Tara Gold shareholders.

On May 2011, the Company acquired three mining concessions knows as “Picacho Fractions I, II and III” from another subsidiary of Tara Gold, Corporacion Amermin, S.A. de C.V. (“Amermin”). The acquisition price of the properties was $190,000 including $26,207 in value added taxes, financed at 3.25% plus LIBOR.

Note 6.

Iron Ore Project and Related Financial Instrument

In May 2011, the Company reached an agreement for the right to mine the 3,233 hectare Tania Iron Ore project located in Manzanillo, State of Colima, Mexico. The Company has the right to remove 6 million tonnes of salable concentrate from the property, with perpetual renewal rights, extending through the life of the property. The Company will pay the vendor $6 per salable tonne for the first 500,000 tonnes removed from the property and $7 per tonne thereafter. A total of $100,000 will be advanced to the vendor against future royalty payments. As of June 30, 2011 the Company advanced $66,667.

The Company raised $750,000 through a financial instrument to fund the project. A portion of the funds will be used to secure appropriate environmental permits, export permits, and recovery process engineering. The financial instrument has no repayment requirement, except if the Iron Ore Project generates revenue, interest rate or term. As the Company’s common stock has not been issued nor is this a debt instrument, in accordance with our accounting policy we have treated this as temporary financing until such time as something changes requiring debt or permanent equity treatment. The beneficial conversion feature calculated for the conversion feature of this instrument is $180,000, once a triggering event takes place the beneficial conversion feature accounting will follow the treatment of debt or equity.

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

March 2011, the Company issued 125,000 shares of common stock for warrants exercised, for $50,000 or $0.40 a share for warrants exercised for cash.

April 2011, the Company issued 100,000 shares of common stock to an Officer of the Company, valued at $100,000 or $1.00 a share for payment  on behalf of Tara Gold for services rendered.

April 2011, the Company issued 416,100 shares of common stock valued at $353,685 or $0.85 a share for the purchase of Centenario’s technical data. See Note 2 above.

April 2011, the Company issued 460,000 shares of common stock valued at $391,000 or $0.85 a share for the purchase of La Palma’s technical data. See Note 2 above.

April 2011, the Company issued 370,000 shares of common stock valued at $314,500 or $0.85 a share for the purchase of La Verde’s technical data. See Note 2 above.

April 2011, the Company issued 280,000 shares of common stock valued at $112,000 or $0.40 a share for warrants exercised for cash.

May 2011, the Company issued 792,500 shares of common stock valued at $317,000 or $0.40 a share for warrants exercised for cash.

In May 2011, the Company sold, in a private offering of 1,643,334 units for $493,000 in cash, or $0.30 per unit. Each unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.00 per share at any time on or before May 1st, 2012.

May 2011, the Company issued 1,100,000 shares of common stock valued at $55,000 or $0.050 a share for cash to Officers of the Company that exercised non-qualified stock options.

In May 2011, the Company increased its authorized capitalization to 200,000,000 shares of common stock.

Common Stock Payable

At June 30, 2011, common stock payable consists of:

•

125,000 shares payable, valued at $125,000 for  cash and

•

100,000 shares payable, valued at $66,000 for prepaid services.

Note 8.

 Stock Compensation

In January 2010, under its Incentive Stock Option Plan the Company granted two of its officers’ options for the purchase of 750,000 shares of common stock. In May 2011, the options were cancelled and the Company concurrently granted new Incentive Stock Options to the officers; under this new grant the officers have the option to purchase 750,000 shares of common stock, exercisable at a price of $0.58 per share and vest at various dates until May 2013. The options expire at various dates beginning May 2013.  In accordance with the Stock Compensation Topic, FASB ASC 718-20-35, the Company has analyzed the cancellation of the award accompanied by the concurrent grant of a replacement award and determined that there was no further incremental compensation cost. As of June 30, 2011 options that vested in 2011 associated with this transaction were valued at $493,384.

In September 2010, the Company granted options for 200,000 shares of common stock to an unrelated third party for investor relations services. The options have an exercise price of $1.00 per share, vest between September 2010 and March 2011 and expire two years from the date of vesting. As of June 30, 2011 options that vested in 2011 were valued at $36,353.

In May 2011, the Company sold, in a private offering of 1,643,334 units for $493,000 in cash, or $0.30 per unit. Each unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.00 per share at any time on or before May 1st, 2012.

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

	2011	2010
Expected volatility	163.11%	208.37% - 319.79%
Weighted-average volatility	163.11%	159.17%
Expected dividends	0	0
Expected term (in years)	2.00	0.75 – 4.50
Risk-free rate	0.58%	0.30% - 2.37%

A summary of option activity under the Plan as of June 30, 2011 and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,630,000	$ 0.49
Granted	750,000	0.58
Exercised	(1,100,000)	0.05
Forfeited, expired or cancelled	(750,000)	(1.57)
Outstanding at June 30, 2011	3,530,000	$ (0.11)	3.0	$ 3,608,200
Exercisable at June 30, 2011	2,320,000	$ 0.09	3.5	$ 3,132,600

Nonvested Options	Options	Weighted -Average Grant-Date Fair Value
Nonvested at December 31, 2010	1,475,000	$ 1.37
Granted	750,000	0.58
Vested	(390,000)	0.78
Forfeited, expired or cancelled	(625,000)	(1.57)
Nonvested at June 30, 2011	1,210,000	$ 0.29

A summary of warrant activity under the Plan as of June 30, 2011, and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,271,999	$ 0.73
Granted	1,653,334	0.30
Exercised	(1,197,500)	0.38
Forfeited, cancelled or expired	(5,000)	0.40
Outstanding at June 30, 2011	4,722,833	$ 0.88	1.5	$4,253,773
Exercisable at June 30, 2011	4,722,833	$ 0.88	1.5	$ 4,253,773

Nonvested Warrants	Warrants	Weighted -Average Grant-Date Fair Value
Nonvested at December 31, 2010	$ -	$ -
Granted	1,653,334	0.30
Vested	(1653,334)	(0.30)
Forfeited	-	-
Nonvested at June 30, 2011	-	$ -

Note 9.

Non-controlling Interest

On January 28, 2011, Adit, sold 500,000 units at a price of $1.00 per unit to Yamana Gold Inc.  Each unit consisted of one share of Adit’s common stock and one half warrant. Each full warrant entitles Yamana to purchase one share of Adit’s common stock at a price of $1.50 per share at any time on or before January 28, 2014.

In connection with the sale of the units, Adit also signed a letter of intent that grants Yamana an option to acquire up to a 70% interest in Adit’s Picacho gold/silver project.  A definitive agreement is expected to be completed August, 2011.  Upon completion of the definitive agreement, Adit will sell an additional 2,500,000 units to Yamana at a price of $1.00 per unit. The units will be identical to the units sold on January 28, 2011.  From the $3,000,000 received from Yamana, Adit will be required to spend $2,000,000 in exploration work on the Picacho project within 12 months of signing the definitive agreement.

Yamana can earn a 51% interest in the project by spending an additional $5,000,000 on the project within 30 months of the date of the definitive agreement and paying Adit an additional $1,000,000. Yamana can increase its interest to 70% by spending an additional $9,000,000 on the project and paying Adit an additional $2,000,000.

	Non-controlling interest at June 30, 2011	Non-controlling interest at December 31, 2010
	(Unaudited)
Combined Adit / ACM:
Private placement	$ 1,499,501	$ 1,499,501
Common stock for cash	500,000	-
Finder’s fees	95,215	95,215
Technical data for Picacho	240,000	240,000
Officer compensation	487,500	487,500
Officer options	134,978	134,978
Cumulative statement of operations pickup through December 31, 2010	(400,368)	(400,368)
Statement of operations pickup 2011	(17,548)	-
AMM non-controlling interest	5	5
Total non-controlling interest	$ 2,539,283	$ 2,056,831

Note 10.

Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2011 (Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
None	$ -	$ -	$ -	$ -

Liabilities:
Total notes payable, related and unrelated	$ 402,280	$ 402,280	$ -	$ -
Due to related parties, net of due from	3,192,564	3,192,564	-	-
Iron Ore financial instrument	750,000			750,000
Total	$ 3,594,844	$ 3,594,844	$ -	$ -

Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
None	$ -	$ -	$ -	$ -

Liabilities:
Total notes payable, including related party	$ 1,992,351	$ 1,992,351	$ -	$ -
Due to related parties, net of due from	3,465,232	3,465,232	-	-
Total	$ 5,457,583	$ 5,457,583	$ -	$ -

Note 11.

Subsequent Events

Management evaluated all activity of the Company through August 15, 2011 (the issue date of the Financial Statements) and concluded the following disclosures are pertinent:

a.

In August 8, 2011 the Company entered into an agreement with Carnegie Mining and Exploration, Inc. which provides Carnegie with the option to earn up to a 50% interest in the Company’s Don Roman and all of the Company’s iron ore projects located in Mexico, including the Company’s Tania Iron Ore project.

As consideration for the option, Carnegie paid $100,000 to the Company and spent $150,000 toward bringing the Don Roman mine back into production.

In order to earn a 30% interest in the Don Roman project, Carnegie, no later than:

•

December 9, 2011, must spend $2,000,000 on the Don Roman project and achieve a Production Rate of at least 120 tones of ore throughput per day, and

•

No later than August 8, 2012, must spend $6,000,000 on the Don Roman project and achieve a Production Rate of at least 360 tones of ore throughput per day.

If Carnegie is able to achieve the required Production Rates with the expenditure of less than $2,000,000 or $6,000,000 (as the case may be) the amounts not spent by Carnegie, may, at Carnegie’s option, be paid to Tara Minerals or used to acquire additional mining concessions.

In order to earn a 50% interest in the Don Roman project, Carnegie, no later than August 8, 2013, must spend at least $5,000,000 on the Don Roman project and achieve and maintain a Production Rate of at least 600 tones of ore per day.

For purposes of the agreement between the Company and Carnegie, the term Production Rate means the tones which are being processed by the mill at the Don Roman site.

In Mexico, weight is denominated in tones. One tone is equal to 2,200 pounds.

If Carnegie spends at least $2,000,000 on the Don Roman project, Carnegie will be entitled to 50% of the net income from the Don Roman mine until Carnegie earns, or fails to earn, its 30% interest in the Don Roman project. If Carnegie fails to earn its 30% interest in the Don Roman project, Carnegie’s rights to any income from the Don Roman mine will terminate. If Carnegie earns it’s 30% interest in the Don Roman project, Carnegie will continue to be entitled to a 50% interest in the net income from Don Roman mine until Carnegie earns, or fails to earn its 50% interest in the Don Roman project. If Carnegie fails to earn its 50% interest in the Don Roman project, Carnegie will be entitled to a 30% interest in the net income from the Don Roman mine.  If Carnegie earns its 50% interest in the Don Roman project, Carnegie will continue to be entitled to a 50% interest in the net income from Don Roman mine.

Carnegie may earn a 50% interest in the Company’s iron ore projects in Mexico, including the Company’s Tania Iron Ore project, by spending $1,000,000 toward the projects by November 6, 2011. Any amounts spent by Carnegie on the iron ore projects will be credited toward the amount Carnegie is required to spend to obtain a 30% interest in the Don Roman project. If Carnegie spends the $1,000,000, but does not elect to acquire a 50% in the iron ore projects, then Tara Minerals will issue to Carnegie 1,000,000 shares of Tara Minerals common stock.

If Carnegie elects to earn its 50% interest in the iron ore projects, then Carnegie, if it spends at least $8,000,000 on the Don Roman project, will be entitled to 50% of the net income from the iron ore projects until Carnegie earns, or fails to earn, its 30% interest in the Don Roman project. If Carnegie fails to earn its 30% interest in the Don Roman project, Carnegie’s rights to any income from the iron ore projects will terminate. If Carnegie earns it’s 30% interest in the Don Roman project, Carnegie will continue to be entitled to a 50% interest in the net income from the Company’s iron ore projects regardless of whether Carnegie earns, or fails to earn, its 50% interest in the Don Roman project.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through June 30, 2011 Tara Minerals generated revenue of $160,421 and incurred expenses of $658,007 in cost of sales; $3,861,863 in exploration expenses and $22,028,543 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $8,464,942 pertaining to the issuance of stock options and bonus plans.

Material changes of certain items in Tara Minerals’ Statement of Operation for the three months ended June 30, 2011, as compared to the same period last year, are discussed below.

Three Months Ended	June 30, 2011	June 30, 2010

Revenue	$ -	$ 37,775
Cost of revenue	-	-
Exploration expenses	465,150	292,679
Operating, general and administrative expenses	960,717	2,570,705
Net operating loss	$ (1,425,867)	$ (2,825,609)

During the three months ended June 30, 2011, exploration expenses increased from the prior period in 2010 due to beginning of exploration activities at the Tania Iron Ore project. For the three months ended June 30, 2011, exploration expenses consisted of $314,500 for the purchase of technical data for the La Verde property part of Don Roman Groupings, $1,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, and $150,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings and Tania Project. As of June 30, 2010, exploration expenses consisted of $39,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, $254,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings.

Material changes of certain items in Tara Minerals’ operating, general and administrative expenses for the three months ended June 30, 2011, as compared to the same period last year, are discussed below.

Three Months Ended	June 30, 2011	June 30, 2010
Bad debt expense	$ 97,921	$ 422,319
Depreciation expense	67,020	39,674
Investor relations expense	35,310	1,388,770
Compensation, officer employment contracts and bonuses	455,244	86,116
Professional fees	217,511	301,270
Repair and maintenance	2,739	19,832
Rent and rental of equipment	12,460	4,360

Bad debt expense decreased in the three months ended June 30, 2011 due to lower transaction volume, therefore the allowance and bad debt calculation was lower.  Depreciation expense increased as more plant and equipment was in service during the three months ended June 30, 2011 than 2010. The decrease in investor relations expense is due to fewer consultants needed, during 2010 the Company was expecting to start production and consultants were hired to handle investor relations and applied to enter Amex, at the time the Company decided not to go forward. During the three months ended June 30, 2011 investor relations expenses consisted of $16,500 paid with common stock and $14,250 in cash to consultants. During the three months ended June 30, 2010 investor relations expenses consisted 624,734 common shares issued for $1,193,550 and  $152,551 in cash for investor relations at the Tara Minerals level. During the three months ended June 30, 2011 compensation, officer employment contracts and bonuses consisted of options with a value of $311,000, and officers’ compensation of $144,000. As of June 30, 2010 compensation, officer employment contracts and bonuses consisted of $86,000. Professional fees decreased $108,000 in 2011 because fewer professionals and consultants were needed to start operations at the Don Roman Groupings in 2010. Repairs and maintenance decreased in the three months ended June 30, 2011 because the plant at Choix stopped operating and during 2010 the company was working on a program to track inventory and parts and is not being used in 2011. Rent and rental equipment increased during the three months ended June 30, 2011 due to rental of apartments in Manzanillo, Colima, where the Iron Ore Project is located at, for personnel and officers, the Company did not incurred in any rental of equipment expenses.

Material changes of certain items in Tara Minerals’ Statement of Operation for the six months ended June 30, 2011, as compared to the same period last year, are discussed below.

Six Months Ended	June 30, 2011	June 30, 2010

Revenue	$ -	$ 37,775
Cost of revenue	-	-
Exploration expenses	1,388,154	1,888,650
Operating, general and administrative expenses	1,656,203	9,685,754
Net operating loss	$ (3,044,357)	$ (11,536,629)

During the six months ended June 30, 2011, Tara Minerals had no revenue and exploration expenses declined due to activity ceasing at the Don Roman mine in the fourth quarter of 2010. For the six months June 30, 2011, exploration expenses consisted of $1,159,000 for the purchase of technical data for both the Centenario (part of the Don Roman Groupings) and La Verde and La Palma properties (part of the Don Roman Groupings), $16,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, and $213,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings and Tania Project.  As of June 30, 2010, exploration expenses consisted of $1,224,000 for the purchase of technical data for the Picacho Groupings, $80,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, $584,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings.

Material changes of certain items in Tara Minerals’ operating, general and administrative expenses for the six months ended June 30, 2011, as compared to the same period last year, are discussed below.

Six Months Ended	June 30, 2011	June 30, 2010
Bad debt expense	$ (52,802)	$ 443,038
Depreciation expense	137,099	83,695
Investor relations expense	92,303	4,401,263
Compensation, officer employment contracts and bonuses	815,900	3,730,615
Professional fees	361,673	471,172
Repairs and maintenance	10,946	35,292
Rent and rental of equipment	52,989	9,263

Bad debt expense decreased in the six months ended June 30, 2011 due to the renegotiation of an agreement which included IVA and caused an adjustment of IVA Receivables, allowance and bad debt expense. Depreciation expense increased as more plant and equipment was in service during the six months ended June 30, 2011 than 2010. The decrease in investor relations expense is due to fewer consultants needed, during 2010 the Company was expecting to start production and consultants were hired to handle investor relations and applied to enter Amex, at the time the Company decided not to go forward. For the six months ended June 30, 2011 Investor relations expenses consisted of $36,000 in options, $16,500 paid with common stock and $31,000 in cash to consultants. As of June 30, 2010 investor relations expenses consisted of  1,997,678 common shares issued for $4,108,610 for investor relations at the Tara Minerals level and 28,110 common shares issued for $21,083 for investor relations at the Adit level, the remainder was paid in cash. During the six months ended June 30, 2011 compensation, officer employment contracts and bonuses consisted of options with a value of $493,000, and officers’ compensation of $312,870. During the six months ended June 30, 2010 compensation, officer employment contracts and bonuses consisted of 2,450,000 options for $3,406,000, $157,000 for stock bonuses and officers’ compensation of $167,000. Professional fees decreased $133,000 2011 because fewer professionals and consultants were needed to start operations at the Don Roman Groupings in 2010. Repairs and maintenance decreased in the six months ended June 30, 2011 because the plant at Choix stopped operating; therefore the Company spent less on repairs and maintenance of machinery and other plant and mining equipment. During the six months ended June 30, 2010 the company was working on a program to track inventory and parts that is not being used in

2011; the plant at Choix was operating and more repairs and maintenance expenses were incurred. Rent and rental equipment increased during the six months ended June 30, 2011 due to rental of apartments in Manzanillo, Colima, where the Iron Ore Project is located at, for personnel and officers, rent of the offices in Chihuahua; the Company defaulted on an equipment capital lease entered into on July 21, 2010, the equipment was capitalized as an asset and the asset and related debt were removed and payments were reclassified as treating payments similar to an operating lease during the first quarter of 2011.

The following is an explanation of Tara Minerals’ material sources and (uses) of cash during the six months ended June 30, 2011 and 2010:

	June 30,
	2011	2010
Net cash (used) provided in operating activities	$ (1,827,375)	$ (11,260,360)
Acquisition of property, plant and equipment	-	(229,622)
Purchase of mining properties	(30,060)	(25,149)
Payments made for mining deposits	(6,462)	(398)
Sale of common stock	1,239,744	978,905
Loans from unrelated and related parties	-	430,103
Repayment of loans	(102,523)	(711,451)
Sale of common stock of subsidiaries	500,000	260,482
Change in due to/from related parties, net	(362,668)	162,490
Shares subscribed	125,000	-
Cash on hand at beginning of period	439,628	43,016

Tara Minerals does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on its sales, revenues or income from continuing operations, or liquidity and capital resources.

Tara Minerals anticipates that its capital requirements during the twelve months ending August 15, 2012 will be:

Exploration and Development – Don Roman Groupings	$ 1,500,000
Exploration and Development - Picacho Groupings	2,500,000
Exploration and Development – Tania Iron Ore Project	750,000
Property taxes	95,000
General and administrative expenses	400,000
Total	$ 5,245,000

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

In August, a Definitive Agreement was signed that included an option for Carnegie mining to earn a 50% interest in the Don Roman Groupings and an additional option to earn an interest in all Iron Ore properties located in Mexico, which Tara Minerals controls or may control through this Joint Venture. The company believes this relationship to be strategic and should serve to develop Don Roman along with our Iron Ore prospects in an aggressive manor. Development aimed at near term production and cash flow remains the Joint Venture’s objective, with expansion of production accomplished in Phases. It will also be a priority of the Joint Venture to begin to prove our resources under professional guide lines such as NI43-101 standards.

As of August 15, 2011 Tara Minerals was reviewing the Pirita property for continued inclusion as part of the Company’s mining property portfolio.  No payments toward this property have been made in 2011 and the Company may decide to terminate the purchase agreement and return the property due to its current focus as described above.

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

OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Note 7 to the financial statements included as part of this report lists all unregistered sales of the Company’s securities during the six months ended June 30, 2011.  The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these shares.  The persons who acquired these shares were all provided with information concerning the Company prior to the purchase of their shares.  The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an applicable exemption from registration.  The shares are “restricted” securities as defined in Rule 144 of the Securities and Exchange Commission.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     [REMOVED AND RESERVED]

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

(a)

Exhibits

10.1	Acquisition Agreement –La Verde’s technical data
10.2	Subcontractor Agreement – Tania Iron Ore Project
10.3	Royalty Units – Term Sheet
10.4	Employment Agreement – Francis Biscan
10.5	Employment Agreement – Lynda R. Keeton
10.6	Transfer Agreement between ACM and Amermin – Picacho Fractions properties
10.7	Royalty Units – Subscription Agreements
10.8	Carnegie Agreement - Don Roman Property
10.9	Schedule E to the Carnegie Agreement - Don Roman Property
31.1	Rule 13a-14(a) Certifications –CEO
31.2	Rule 13a-14(a) Certifications – CFO
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2011.

TARA MINERALS CORP.

By:   /s/ Francis Richard Biscan Jr.

 Francis Richard Biscan, Jr.,

President and Principal Executive Officer

By:   /s/ Lynda R. Keeton-Cardno

 Lynda R. Keeton-Cardno,

Principal Financial and Accounting Officer