Form 10-Q
period 2011-09-30
Tara Minerals Corp.
filed 2011-11-14
CIK 1387054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

COMMISSION FILE NUMBER   333-143512

TARA MINERALS CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-5000381
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2162 Acorn Court
Wheaton, IL	60189
(Address of principal executive offices)	(Zip code)

(630) 462-2079
(Registrant's telephone number, including area code)

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

As of November 14, 2011, the Company had 64,859,588 outstanding shares common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR
THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
AND
THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH SEPTEMBER 30, 2011

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPT 30, 2011	DEC 31, 2010
	(Unaudited)
Assets
Current assets
Cash	$411,960	$157,579
Recoverable value added taxes, net of allowance for bad debt of $1,235,132 and $1,366,533 at September 30, 2011 and December 31, 2010, respectively	161,221	170,494
Other receivables, net of allowance for bad debt of $3,062 and $4,692 at September 30, 2011 and December 31, 2010, respectively	110,822	104,828
Prepaid Assets	133,000	-
Total current assets	817,003	432,901
Property, plant, equipment, mine development and land, net of accumulated depreciation of $491,600 and $295,925 at September 30, 2011 and December 31, 2010, respectively	6,994,044	8,101,786
Mining deposits	201,102	53,368
Deferred tax	2,820,013	2,930,982
Goodwill	12,028	12,028
Other assets	165,112	157,870
Total Assets	$11,009,302	$11,688,935

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,017,660	$680,221
Notes payable, current portion	411,696	824,001
Notes payable related party	100,000	100,000
Due to related parties, net of due from of $79,077 and $69,143 at September 30, 2011 and December 31, 2010, respectively	2,552,645	3,465,232
Deferred revenue	100,000	-
Total current liabilities	4,182,001	5,069,454
Notes payable, non-current portion	80,620	1,068,350
Total liabilities	4,262,621	6,137,804

Commitments and contingencies	-	-

Iron Ore Properties financial instrument, net of $180,000 beneficial conversion feature	570,000	-

Stockholders’ equity
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 64,859,588 and 57,236,288 shares outstanding at September 30, 2011 and December 31, 2010, respectively	64,860	57,236
Additional paid-in capital	29,993,883	24,515,978
Common stock payable, net of stock receivable of $0 and $212,744 at September 30, 2011 and December 31, 2010, respectively	218,000	1,129,696
Other comprehensive loss	(208,419)	(246,253)
Accumulated deficit during exploration stage	(26,441,934)	(21,962,357)
Total Tara Minerals stockholders’ equity	3,626,390	3,494,300
Non-controlling interest	2,550,291	2,056,831
Total equity	6,176,681	5,551,131
Total liabilities and stockholders’ equity	$11,009,302	$11,688,935

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND
COMPREHENSIVE LOSS
(UNAUDITED)
	THREE MONTHS ENDED SEPTEMBER 30, 2011	THREE MONTHS ENDED SEPTEMBER 30, 2010	NINE MONTHS ENDED SEPTEMBER 30, 2011	NINE MONTHS ENDED SEPTEMBER 30, 2010	FROM INCEPTION (MAY 12, 2006) TO SEPTEMBER 30, 2011

Mining revenues	$-	$86,178	$-	$123,953	$160,421
Cost of revenue	-	-	-	-	658,007
Gross margin	-	86,178	-	123,953	(497,586)

Exploration expenses	109,123	448,058	1,497,277	2,336,708	3,970,986
Operating, general, and administrative expenses	1,146,825	3,480,312	2,803,028	13,166,066	23,175,368

Net operating loss	(1,255,948)	(3,842,192)	(4,300,305)	(15,378,821)	(27,643,940)

Non-operating (income) expense
Interest (income)	(6,744)	(82,063)	(19,823)	(94,899)	(155,463)
Loss on conversion of note payable	-	-	-	-	783,090
Interest expense	32,415	239,629	101,542	274,544	2,190,342
Gain on debt extinguishment	-	-	-	(6,138)	(6,138)
Loss on disposal or sale of assets	-	-	4,260	-	4,260
Other expense (income)	116	(92)	(11,137)	(1,148)	(791, 172)
Total non-operating expense	25,787	157,474	74,842	172,359	2,024,919
Loss before income taxes	(1,281,735)	(3,999,666)	(4,375,147)	(15,551,180)	(29,668,859)
Income tax provision (benefit)	110,969	-	110,969	-	(2,820,013)
Less: non-controlling interest	(11,008)	12,889	6,540	304,043	406,913
Net loss attributable to Tara Minerals’ shareholders	(1,403,712)	(3,986,777)	(4,479,576)	(15,247,137)	(26,441,933)
Other comprehensive income (loss):
Foreign currency translation	70,571	33,616	37,834	(35,661)	(208,419)
Comprehensive loss	$(1,333,141)	$(3,953,161)	$(4,441,742)	$(15,282,798)	$(26,650,352)

Net loss per share, basic and diluted	$(0.02)	$(0.07)	$(0.07)	$(0.29)

Weighted average number of shares, basic and diluted	63,946,338	54,661,144	62,846,792	53,529,486

See Accompanying Notes to these Condensed Consolidated Financial Statements.

.
TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	NINE MONTHS ENDED SEPTEMBER 30, 2011	NINE MONTHS ENDED SEPTEMBER 30, 2010	FROM INCEPTION (MAY 12, 2006) THROUGH SEPTEMBER 30, 2011
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(4,479,576)	$(15,247,137)	$(26,441,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(133,031)	653,674	1,858,903
Depreciation	208,217	153,415	504,142
Stock based compensation and stock bonuses	529,738	6,471,099	8,464,942
Common stock issued for services	214,500	4,221,110	5,586,184
Cancellation of shares for settlement	-	-	(750,000)
Non-controlling interest in net loss of consolidated subsidiaries	(6,540)	(277,973)	(406,903)
Non-controlling interest - stock issued to third parties of subsidiaries	-	-	348,549
Expense of mining deposit upon note modification	-	-	6,000
Accretion of beneficial conversion feature and debt discount	-	84,156	1,983,575
Exploration expenses paid with parent and subsidiary common stock	1,059,184	1,224,375	2,283,559
Gain on debt extinguishment	-	6,138	(6,138)
Loss on conversion of debt to common stock	-	-	783,090
Accrued interest converted to common stock	-	-	84,438
Deferred tax asset, net	110,969	-	(2,820,013)
Loss on disposal or sale of assets	4,260	-	4,260
Rent expense reclassified from capital lease	12,207	-	12,207
Changes in current operating assets and liabilities:
Recoverable value added taxes	(48,676)	(292,848)	(1,102,284)
Other receivables	2,867	(56,228)	(106,653)
Prepaid expenses	(133,000)	-	(133,000)
Other assets	(7,242)	(110,577)	(165,113)
Accounts payable and accrued expenses	352,127	345,121	1,051,467
Deferred revenue	100,000	-	100,000
Net cash used in operating activities	(2,213,996)	(2,825,675)	(8,860,721)
Cash flows from investing activities:
Acquisition of land	-	-	(19,590)
Purchase of mining concession	(30,060)	(25,149)	(860,231)
Deposits toward mining concessions	(177,734)	-	(208,734)
Acquisition of property, plant and equipment	(5,522)	(330,205)	(2,593,571)
Cash included in business acquisition	-	-	2,037
Business acquisition goodwill	-	-	(3,758)
Payments made for construction in progress	-	-	-
Proceeds from disposal/sale of assets	29,128	-	29,128
Net cash used in investing activities	(184,188)	(355,354)	(3,654,719)
Cash flows from financing activities:
Cash from the sale of common stock	2,272,411	980,043	8,970,699
Proceeds from notes payable, related party	-	247,030	150,000
Proceeds from notes payable	-	480,000	480,000
Payments towards notes payable	(123,093)	(711,451)	(1,313,556)
Payment towards equipment financing	-	(41,412)	(201,438)
Change in due to/from related parties, net	(1,002,587)	304,245	1,926,213
Common stock payable	218,000	671,500	5,256
Non-controlling interest – cash from sale of sale of common stock of subsidiaries	500,000	260,482	2,368,645

Iron Ore Properties financial instrument	750,000	-	750,000
Net cash provided by financing activities	2,614,731	2,190,437	13,135,819

Effect of exchange rate changes on cash	37,834	(35,661)	(208,419)

Net increase (decrease)	254,381	(1,026,253)	411,960
Cash, beginning of period	157,579	1,230,376	-
Cash, end of period	$411,960	$204,123	$411,960

Supplemental Information:
Interest paid	$100,987	$26,275	$283,454
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:

Purchase of mining concession paid by debt to related party plus capitalized interest(negative movement due to note modification)	$163,793	$-	$1,445,448

Purchase of or (reduction) in purchase of concession paid with notes payable plus capitalized interest	$(1,310,974)	$(3,324,485)	$986,771

Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$(192,102)	$(508,814)	$1,384,641

Beneficial conversion value for convertible debt	$-	$-	$1,695,000

Conversion of debt to common stock, plus accrued interest	$559,350	$-	$2,309,438

Purchase of mining equipment with common stock	$-	$-	$600,000

Acquisition of property and equipment through debt	$312,042	$1,224,955	$742,963

Receivable reclassified to mining deposit	$-	$28,368	$28,368

Construction in progress reclassified to property plant and equipment	$-	$2,163,485	$2,163,485

Warrants with debt	$-	$288,576	$-

Beneficial conversion feature on financial instrument	$180,000	$-	$180,000

Business Combination of American Copper Mining:
Cash	$-	$-	$(2,037)
Due from related parties	-	-	1,989
Goodwill (from net assets)	-	-	8,270
Accounts payable and accrued expenses	-	-	12,071

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

Tara Minerals Corp. is a subsidiary of Tara Gold Resources Corp. (“Tara Gold” or the “Company’s Parent”).

Unless otherwise indicated, all references to the Company include the operations of its subsidiaries, and all references to Adit include the operation of its subsidiary.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, these financials statements include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at September 30, 2011 and December 31, 2010, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. The consolidated financial statements include the financial statements of the Company, AMM, Adit and ACM. All amounts are in U.S. dollars unless otherwise indicated. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the nine months ended September 30, 2011.  Mexican pesos per one U.S. dollar.

	September 30, 2011
Current exchange rate	Ps.	13.4567
Weighted average exchange rate for the six months ended	Ps.	12.0300

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

Recoverable Value-Added Taxes (IVA) and Allowance for Doubtful Accounts

Each period receivables are reviewed for collectability.  When a receivable is determined to not be collectable, the Company allows for the receivable until the Company is either assured of collection or assured that a write off is necessary.  The Company has recorded an allowance of $1,235,132 and $1,366,533 as of September 30, 2011 and December 31, 2010, respectively, for its receivables for IVA taxes paid by the Company’s Mexican subsidiaries based upon the determination that the Mexican government may not pay the complete refund of these taxes.

Reclassifications

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation.

Purchase of Technical Data

Technical data, including engineering reports, maps, assessment reports, exploration samples certificates, surveys, environmental studies and other miscellaneous information, may be purchased for the Company’s mining concessions. When purchased for concessions without proven reserves the cost is considered research and development pertaining to a developing mine and in accordance with the Research and Development (R&D) Topic of the FASB ASC and is expensed when incurred.

Financial Instruments

The Company periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment.  In the event that the debt or equity treatment is not readily apparent, FASB ASC 480-10-S99 is consulted for temporary treatment, once a triggering event of any such instruments happens that remove the temporary element the Company appropriately reclassifies the instrument to debt or equity.

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

Issued

In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011.  The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012.  The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011.   The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012.  The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012.  The adoption of this guidance will not have a material impact on the Company’s financial position, result of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2.       Property, plant, equipment, mine development and land

	September 30, 2011	December 31, 2010
	(Unaudited)

Land	$19,590	$19,590

Mining concessions:
Pilar	710,172	710,172
Don Roman (a)	521,739	521,739
Las Nuvias	100,000	100,000
Centenario (b)	635,571	1,946,545
La Palma (c)	80,000	-
La Verde (d)	60,000	-
Pirita	249,909	246,455
Picacho	1,250,000	1,250,000
Picacho Fractions (e)	163,793	-
Las Viboras Dos (f)	195,390	-
Mining concessions	3,966,574	4,774,911

Property, plant and equipment	3,499,480	3,603,210
	7,485,644	8,397,711
Less – accumulated depreciation	(491,600)	(295,925)
	$6,994,044	$8,101,786

Pilar, Don Ramon, Las Nuvias, Centenario, La Palma and La Verde properties are geographically located in Mexico and are known as the Don Roman Groupings.

The Picacho and Picacho Fractions properties are geographically located in Mexico and are known as the Picacho Groupings.

a.
In August, 2011 the Company entered into an agreement with Carnegie Mining and Exploration, Inc. which provides Carnegie with the option to earn up to a 50% interest in the Company’s Don Roman and all of the Company’s Iron Ore Properties located in Mexico, including the Company’s Tania Iron Ore property. (See Note 8)

As consideration for the option, Carnegie paid $100,000 to the Company which were recorded as deferred revenue at September 2011 and Carnegie spent $150,000 toward bringing the Don Roman mine back into production. The Company will deferred revenue recognition on payments received from joint venture partners for options to purchase interests in mining concessions. Upon successfully completing the terms on the agreement or upon a triggering termination event, a gain on the sale of the mining concession will be recognized.

In order to earn a 30% interest in the Don Roman project, Carnegie no later than:

December 6, 2011, must spend $2,000,000 in Start-Up Expenditures and achieve a Production Rate of at least 120 tonnes of iron ore throughput per day at the Don Roman Groupings, and

August 7, 2012, must spend an additional $6,000,000 on the Don Roman project and achieve a Production Rate of at least 360 tonnes of iron ore throughput per day.

If Carnegie is able to achieve the required Production Rates with an expenditure of less than $2,000,000 before December 6, 2011 or a cumulative $8,000,000 before August 7, 2012 (as the case may be) the amounts not spent by Carnegie, may, at Carnegie’s option, be paid to the Company in cash or used to acquire additional mining concessions.

In order to earn a 50% interest in the Don Roman project, Carnegie, must by no later than August 7, 2013, spend at least an additional $5,000,000 on the Don Roman project and achieve and maintain a Production Rate of at least 600 tonnes of iron ore per day.

For purposes of the agreement between the Company and Carnegie, the term Production Rate means the tonnes which are being processed by the mill at the Don Roman site.

In Mexico, weight is denominated in tonnes.  One tone is equal to 2,200 pounds.

If Carnegie spends at least $2,000,000 in Start-Up Expenditures, Carnegie will be entitled to 50% of the net income from the Don Roman mine until Carnegie earns, or fails to earn, its 30% interest in the Don Roman project. If Carnegie fails to earn its 30% interest in the Don Roman project, Carnegie’s rights to any income from the Don Roman mine will terminate. If Carnegie earns its 30% interest in the Don Roman project, Carnegie will continue to be entitled to a 50% interest in the net income from Don Roman mine until Carnegie earns, or fails to earn its 50% interest in the Don Roman project.  If Carnegie fails to earn its 50% interest in the Don Roman project, Carnegie will be entitled to a 30% interest in the net income from the Don Roman mine.  If Carnegie earns its 50% interest in the Don Roman project, Carnegie will continue to be entitled to a 50% interest in the net income from Don Roman mine.

Carnegie may earn a 50% interest in the Company’s Iron Ore Properties in Mexico, by spending a minimum of  $1,000,000, of the Start-Up Expenditures toward a designated Iron Ore property by November 6, 2011. Any amounts spent by Carnegie on the designated Iron Ore Property will be credited toward the amount Carnegie is required to spend to obtain a 30% interest in the Don Roman project.  If Carnegie spends the $1,000,000, but does not elect to acquire a 50% in the Iron Ore Property, then the Company will issue to Carnegie 1,000,000 shares of the Company common stock.  As of November 6, 2011, Carnegie had not earned the 50% interest and was notified that its option on the Iron Ore properties had expired.

b.
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

c.
On March 2011, the Company executed an agreement to acquire six mining concessions known as “La Palma” from an independent third party. The properties approximate 2,104 hectares, and were purchased for a total of $92,800, including $12,800 in value added taxes. The Company paid $50,000 as a deposit for the concession mining deposit which was applied to the effective price of the property.  The remaining balance of $42,800 was paid during the second quarter of 2011.

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

La Palma is part of the “Don Roman Groupings”.

d.
On April 2011, the Company executed an agreement to acquire two mining concessions known as “La Verde” from an independent third party. The properties approximate 127 hectares, and were purchased for a total of $69,600, including $9,600 in value added taxes. The Company paid $30,000 as a deposit for the concession mining deposit which was applied to the effective price of the property and the remaining balance was paid during the second quarter of 2011.

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

La Verde is part of the “Don Roman Groupings”.

e.
On May 2011, the Company executed an agreement to acquire three mining concessions knows as “Picacho Fractions I, II and III” from Tara Gold. The properties approximate 3,823 hectares, and the acquisition price of the properties was $190,000 including $26,207 in value added taxes. The full amount was financed with an interest rate of LIBOR plus 3.25%.

Picacho and the Picacho Fractions are known as the “Picacho Groupings”.

f.
On July 2011, the Company executed an agreement to acquire a mining concession known as “Las Viboras Dos” from an independent third party. The properties approximate 148 hectares, and the acquisition price of the properties was $195,390 plus value added taxes. The purchase price was financed and as of September 30, 2011 the balance due toward the purchase price was $209,487.

If the Company fails to fulfill its obligations, there is a $74,312 penalty, at September 30, 2011. The Company is reviewing the property for continued inclusion as part of the Company’s mining property portfolio. Therefore the penalty was recorded as an accrued expense at September 30, 2011.

Note 3.	Mining Deposits

On September 2011, the Company executed an agreement for the right to mine an Iron Ore Property known as “Champinon”. The property approximates 150 hectares and is located in Sinaloa, Mexico. The agreement gives the Company the right to mine Champinon for a period of 10 years.

The Company will pay the concession holder a royalty of $5, plus any Value Added Tax, for each tone of material sold. The Company has committed to extract and sell a minimum of 60,000 tonnes every 6 months and the Company anticipates that it can initially reach production rates of a minimum of 30,000 tonnes per month, scaling up to over 50,000 tonnes per month. . As of September 30, 2011, the concession holder has been paid $175,000, plus Value Added Taxes, recorded as a mining deposit, and will be advanced funds, against the minimum royalty, on a monthly basis. Additionally, as of September 30, 2011 production has not commenced.

Note 4.	Other assets, current and non-current

In September 2010, the Company signed an agreement to purchase three properties for a price of $1,000,000. In order to hold these properties, the Company made a cash deposit of $60,000. The Company is obligated to pay all the expenses, fees and general expenditures relating to the sale, up to a maximum of $500,000, which are deductible from the sales price.  In March 2011, the Company received notification from Pacemaker Silver Mining S.A. de C.V. a wholly-owned Mexican subsidiary of El Tigre, indicating that they had rights to the three properties. Although this does not affect the Company’s specific right to the property, until the difference can be determined, the deposit was expensed in 2011.

In May 2011, the Company paid $66,667 towards a $100,000 advance payable to the Iron Ore Properties vendor, against future royalty payments (See Note 8).

In May 2011, the Company advanced $175,000 to a subcontractor for improvements needed at the Iron Ore project site. The advance is being expensed over a six-month period beginning in July 2011.

Note 5.	Income taxes

As of September 30, 2011, the 2010 tax returns for Tara Minerals and Adit were filed. As a result of the finalized tax returns, the deferred tax asset was analyzed, resulting in an updated value of $2,820,013. As of December 31, 2010 the Company’s estimated deferred tax asset was $2,930,982. The difference of $110,969 was recognized as an income tax provision as of September 30, 2011.

Note 6.	Notes Payable

The following table represents the outstanding balance of loans and capital leases for the Company as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
	(Unaudited)

Mining concession	$383,396	$1,699,737
Auto loans	108,920	119,766
Equipment	-	72,848
	492,316	1,892,351
Less – current portion	(411,696)	(824,001)
Total – non-current portion	$80,620	$1,068,350

During the nine months ended September 30, 2011, one of the vehicles purchased in 2010 was stolen, the insurance claim was processed and the note payable and the fixed asset removed from the AMM’s books. AMM defaulted on an equipment capital lease entered into on July 21, 2010. The equipment was capitalized as an asset and the asset and related debt were removed and payments were reclassified to treat the payments similar to an operating lease.

AMM financed the purchase of one truck to be used in operations for $48,491; the note payable has a 13.5% interest rate and a maturity date of June 1, 2015.

The five year maturity schedule for notes payable is presented below:

Due on or before	September 30, 2012	September 30, 2013	September 30, 2014	September 30, 2015	September 30, 2016	Total

Mining Concessions	$383,396	$-	$-	$-	$-	$383,396
Auto Loans	28,300	32,314	39,245	9,061	-	108,920
Total	$411,696	$32,314	$39,245	$9,061	$-	$492,316

Note 7.	Related Party Transactions

Due to related parties, net of due from related parties was $2,552,645 and $3,465,232 as of September 30, 2011 and December 31, 2010, respectively.

The Company is a subsidiary of Tara Gold Resources Corp. In January 2007, another subsidiary of Tara Gold Resources Corp., Corporacion Amermin, S.A. de C.V. (“Amermin”), made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Grouping). These properties were assigned to the Company’s subsidiary AMM as of January 2007. AMM makes payments to Amermin and Amermin made payments related to the original purchase agreements. At June 30, 2010, Amermin has paid the original note holder in full but AMM has not paid Amermin. At September 30, 2011, due from related parties is $79,077 and due to related parties, includes:

- Pilar mining concession: $535,237 (inclusive of valued added tax)
- Don Roman concession: $211,826
- Due to Amermin: $810,794
- Other related party: $101,209

As of September 30, 2011, Tara Gold had loaned the Company $754,599 which amount is included in Due to Related Parties. There are no terms to this related party payable and it is due on demand.

In September 2010, Tara Gold entered into a tentative agreement with the Company which provided that the Company would acquire all of the outstanding shares of Tara Gold by exchanging one Tara Mineral share for two Tara Gold shares.  In 2011 this agreement was cancelled and Tara Gold announced it would begin to distribute all of its shares of the Company’s common stock to its shareholders. In May 2011, the first distribution, at a rate of one share of the Company’s common stock for every 20 outstanding shares of Tara Gold, was made. Additional distributions will be announced over the next 24 months until all of the Company’s common stock, held by Tara Gold, are distributed to Tara Gold shareholders. As of September 30, 2011 Tara Gold owns 55.13% of the common stock of the Company.

On May 2011, ACM acquired three mining concessions knows as “Picacho Fractions I, II and III” from Amermin. The acquisition price of the properties was $190,000 including $26,207 in value added taxes, financed at LIBOR plus 3.25%.

Note 8.	Iron Ore Properties and Related Financial Instrument

In May 2011, the Company reached an agreement for the right to mine the 3,233 hectare Tania Iron Ore Property located in Manzanillo, State of Colima, Mexico. The Company has the right to remove 6 million tonnes of salable concentrate from the property, with perpetual renewal rights, extending through the life of the property. The Company will pay the vendor $6 per salable tone for the first 500,000 tonnes removed from the property and $7 per tone thereafter. As of September 30, 2011 the Company had advanced $66,667 toward a total of $100,000 to the vendor against future royalty payments.

The Company raised $750,000 through a financial instrument to fund potential Iron Ore Properties. A portion of the funds will be used to secure appropriate environmental permits, export permits, and recovery process engineering. The financial instrument has no repayment requirement, except if the Iron Ore Properties generate revenue. As the Company’s common stock has not been issued and this is not a debt instrument, the amount raised has been treated as a temporary financing until such time as changes require debt or permanent equity treatment. The beneficial conversion feature of this instrument was determined to be $180,000. Once a triggering event takes place the beneficial conversion feature accounting will follow the treatment of debt or equity.

Note 9.	Stockholders’ Equity

March 2011, the Company issued 1,012,977 shares of common stock valued at $1,215,572 or $1.20 a share to unrelated parties as a result of the conversion of loans in the principal amount of $480,000 and related interest of $26,489 at December 2010.

March 2011, the Company issued 105,722 shares of common stock valued at $126,866 or $1.20 a share to a related party as a result of the conversion of loans in the principal amount of $50,000 and related interest of $2,861 at December 2010.

March 2011, the Company issued 125,000 shares of common stock for warrants exercised, for $50,000 in cash or $0.40 a share.

April 2011, the Company issued 100,000 shares of common stock to an Officer of the Company, valued at $100,000 or $1.00 a share for payment on behalf of Tara Gold for services rendered. See Note 7 above.

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

April 2011, the Company issued 280,000 shares of common stock for warrants exercised, for $112,000 in cash or $0.40 a share.

May 2011, the Company issued 792,500 shares of common stock for warrants exercised, for $317,000 in cash or $0.40 a share.

In May 2011, the Company sold 1,643,334 units in a private offering for $493,000 in cash, or $0.30 per unit. Each unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.00 per share at any time on or before May 1st, 2012.

May 2011, the Company issued 1,100,000 shares of common stock for $55,000 in cash or $0.050 a share to Officers of the Company who exercised stock options.

In May 2011, the Company increased its authorized capitalization to 200,000,000 shares of common stock.

In September 2011, the Company sold 1,017,667 units in a private offering for $1,017,667 in cash, or $1.00 per unit. Each unit consisted of one share of the Company’s common stock and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.25 per share during the first year or $1.50 per share during the second year after units were sold and shares issued.

September 2011, the Company issued 100,000 shares of common stock, valued at $66,000 or $0.66 a share for services rendered.

September 2011, the Company issued 90,000 shares of common stock, valued at $148,500 or $1.65 a share for services rendered.

September 2011, the Company issued 10,000 shares of common stock for warrants exercised, for $15,000 in cash or $1.50 a share.

Common Stock Payable

At September 30, 2011, common stock payable consists of:
•	212,000 shares payable, valued at $218,000 for cash.

Note 10.	Options and Warrants

In January 2010, under its Incentive Stock Option Plan the Company granted two of its officers options for the purchase of 750,000 shares of common stock. In May 2011, the options were cancelled and the Company concurrently granted new Incentive Stock Options to the officers; under this new grant the officers have the option to purchase 750,000 shares of common stock, exercisable at a price of $0.58 per share and vest at various dates until May 2013. The options expire at various dates beginning May 2013.  In accordance with the Stock Compensation Topic, FASB ASC 718-20-35, the Company has analyzed the cancellation of the award accompanied by the concurrent grant of a replacement award and determined that there was no further incremental compensation cost. As of September 30, 2011 options that vested in 2011 associated with this transaction were valued at $493,384.

In September 2010, the Company granted options for 200,000 shares of common stock to an unrelated third party for investor relations services. The options have an exercise price of $1.00 per share, vest between September 2010 and March 2011 and expire two years from the date of vesting. As of September 30, 2011 options that vested in 2011 were valued at $36,353.

In May 2011, the Company sold 1,643,334 units in a private offering for $493,000 in cash, or $0.30 per unit. Each unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.00 per share at any time on or before May 1, 2012.

In September 2011, the Company sold 1,017,667 units in a private offering for $1,017,667 in cash, or $1.00 per unit. Each unit consisted of one share of the Company’s common stock and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.25 per share during the first year or $1.50 per share during the second year after units were sold and shares issued.

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

	September 30, 2011	December 31, 2010
Expected volatility	163.11%	208.37% - 319.79%
Weighted-average volatility	146.85%	159.17%
Expected dividends	0	0
Expected term (in years)	2.00	0.75 – 4.50
Risk-free rate	0.58%	0.30% - 2.37%

A summary of option activity under the Plan as of September 30, 2011 and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,630,000	$0.49
Granted	750,000	0.58
Exercised	(1,100,000)	0.05
Forfeited, expired or cancelled	(830,000)	(0.79)
Outstanding at September 30, 2011	3,450,000	$0.43	3.0	$2,634,000
Exercisable at September 30, 2011	2,240,000	$0.36	3.5	$2,322,400

Non-vested Options	Options	Weighted -Average Grant-Date Fair Value
Non-vested at December 31, 2010	1,475,000	$1.37
Granted	750,000	0.58
Vested	(390,000)	0.78
Forfeited, expired or cancelled	(625,000)	(1.57)
Non-vested at September 30, 2011	1,210,000	$0.29

A summary of warrant activity under the Plan as of September 30, 2011, and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,271,999	$0.73
Granted	2,671,001	1.13
Exercised	(1,207,500)	0.95
Forfeited, cancelled or expired	(5,000)	0.40
Outstanding at September 30, 2011	5,730,500	$0.99	1.5	$1,646,949
Exercisable at September 30, 2011	5,730,500	$0.99	1.5	$1,646,949

Non-vested Warrants	Warrants	Weighted -Average Grant-Date Fair Value
Non-vested at December 31, 2010	$-	$-
Granted	2,671,001	1.13
Vested	(2,671,001)	(1.13)
Forfeited	-	-
Non-vested at September 30, 2011	-	$-

Note 11.	Non-controlling Interest

On January 28, 2011, Adit, sold 500,000 units at a price of $1.00 per unit to Yamana Gold Inc.  Each unit consisted of one share of Adit’s common stock and one half warrant. Each full warrant entitles Yamana to purchase one share of Adit’s common stock at a price of $1.50 per share at any time on or before January 28, 2014.

In connection with the sale of the units, Adit also signed a letter of intent that grants Yamana an option to acquire up to a 70% interest in Adit’s Picacho gold/silver project.  A definitive agreement is not yet completed. Upon completion of the definitive agreement, Adit will sell an additional 2,500,000 units to Yamana at a price of $1.00 per unit. The units will be identical to the units sold on January 28, 2011.  From the $3,000,000 received from Yamana, Adit will be required to spend $2,000,000 in exploration work on the Picacho project within 12 months of signing the definitive agreement.

Yamana can earn a 51% interest in the project by spending an additional $5,000,000 on the project within 30 months of the date of the definitive agreement and paying Adit an additional $1,000,000.  Yamana can increase its interest to 70% by spending an additional $9,000,000 on the project and paying Adit an additional $2,000,000.

	Non-controlling interest at September 30, 2011	Non-controlling interest at December 31, 2010
	(Unaudited)
Combined Adit / ACM:
Private placement	$1,499,501	$1,499,501
Common stock for cash	500,000	-
Finder’s fees	95,215	95,215
Technical data for Picacho	240,000	240,000
Officer compensation	487,500	487,500
Officer options	134,978	134,978
Cumulative statement of operations pickup through December 31, 2010	(400,368)	(400,368)
Statement of operations pickup 2011	(6,540)	-
AMM non-controlling interest	5	5
Total non-controlling interest	$2,550,291	$2,056,831

Note 12.	Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at September 30, 2011 (Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Total notes payable, related and unrelated	$592,316	$592,316	$-	$-
Due to related parties, net of due from	2,552,645	2,552,645	-	-
Iron Ore Properties financial instrument	570,000	-	-	570,000
Total	$3,714,961	$3,144,961	$-	$570,000

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Total notes payable, including related party	$1,992,351	$1,992,351	$-	$-
Due to related parties, net of due from	3,465,232	3,465,232	-	-
Total	$5,457,583	$5,457,583	$-	$-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through September 30, 2011 Tara Minerals generated revenue of $160,421 and incurred expenses of $658,007 in cost of sales; $3,970,986 in exploration expenses and $23,175,368 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $8,464,942 pertaining to the issuance of stock options and bonus plans.

Material changes of certain items in Tara Minerals’ Statement of Operation for the three months ended September 30, 2011, as compared to the same period last year, are discussed below.

Three Months Ended	September 30, 2011	September 30, 2010

Revenue	$-	$86,178
Cost of revenue	-	-
Exploration expenses	109,123	448,058
Operating, general and administrative expenses	1,146,825	3,480,312
Net operating loss	$(1,255,948)	$(3,842,192)

During the three months ended September 30, 2011, exploration expenses decreased when compared with the same period in 2010. In 2011 the only exploration activities were at the Iron Ore Properties and in 2010 there were extensive exploration activities performed at the Don Roman Groupings. For the three months ended September 30, 2011, exploration expenses consisted of $15,000 for geological consulting, assaying, and field supplies for the Picacho Groupings and $59,000 for mine and smelting operations and other various mine expenses for the Iron Ore Properties. As of September 30, 2010, exploration expenses consisted of $21,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, $427,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings.

Material changes of certain items in Tara Minerals’ operating, general and administrative expenses for the three months ended September 30, 2011, as compared to the same period last year, are discussed below.

Three Months Ended	September 30, 2011	September 30, 2010
Bad debt	$149,105	$162,246
Investor relations expense	238,250	2,982,827
Compensation, officer employment contracts and bonuses	206,438	96,780
Legal	36,913	-
Professional Fees	184,468	201,702
Repair and maintenance	4,249	20,478

The decrease in investor relations expense is due to fewer consultants needed for the three months ended September 30, 2011. During 2010 the Company expected to start production and enter the Amex Stock Exchange, consultants were hired to handle investor relations. During the three months ended September 30, 2011 investor relations expenses consisted of $165,000 paid with common stock and $73,250 paid in cash to consultants. During the three months ended September 30, 2010 investor relations expenses consisted of $112,500 paid with common stock, warrants and options valued at $2,756,353 and $113,974 in cash for investor relations at the Tara Minerals level. During the three months ended September 30, 2011 compensation, officer employment contracts $79,438 and officers’ compensation of $127,000. As of September 30, 2010 compensation, officer employment contracts consisted of $96,780. Professional fees decreased $17,233 in 2011 because fewer professionals and consultants were needed when compared to 2010. Repairs and maintenance decreased in the three months ended September 30, 2011 because the plant at the Don Roman Groupings stopped operating and during 2010 the Company was working on software to track inventory and parts that is no longer used in 2011.

Material changes of certain items in Tara Minerals’ Statement of Operation for the nine months ended September 30, 2011, as compared to the same period last year, are discussed below.

Nine Months Ended	September 30, 2011	September 30, 2010

Revenue	$-	$123,953
Cost of revenue	-	-
Exploration expenses	1,497,277	2,336,708
Operating, general and administrative expenses	2,803,028	13,166,066
Net operating loss	$(4,300,305)	$(15,378,821)

During the nine months ended September 30, 2011, Tara Minerals had no revenue or cost of revenue due to activity ceasing at the Don Roman mine in the fourth quarter of 2010. For the nine months September 30, 2011, exploration expenses consisted of $1,159,000 for the purchase of technical data for Centenario, La Verde and La Palma properties (part of the Don Roman Groupings), $16,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, and $322,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings and the Iron Ore Properties. As of September 30, 2010, exploration expenses consisted of $1,224,000 for the purchase of technical data for the Picacho Groupings, $135,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, $978,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings.

Material changes of certain items in Tara Minerals’ operating, general and administrative expenses for the nine months ended September 30, 2011, as compared to the same period last year, are discussed below.

Nine Months Ended	September 30, 2011	September 30, 2010
Bad debt expense	$96,302	$605,284
Depreciation expense	208,216	153,434
Investor relations expense	321,283	7,316,674
Compensation, officer employment contracts and bonuses	1,022,339	3,827,395
Professional fees	490,224	640,847
Repairs and maintenance	15,193	55,770
Rent and rental of equipment	52,989	13,748

Bad debt expense decreased for the nine months ended September 30, 2011 due to the renegotiation of an agreement which included IVA and caused an adjustment of IVA Receivables, allowance and bad debt expense. Depreciation expense increased as more plant and equipment was in service during the nine months ended September 30, 2011 than 2010. The decrease in investor relations expense is due to fewer consultants needed. During 2010 the Company expected to start production and enter the Amex Stock Exchange, consultants were hired to handle investor relations. For the nine months ended September 30, 2011 investor relations expenses consisted of $36,000 paid with options, $165,000 paid with common stock and $120,000 paid in cash to consultants. As of September 30, 2010 investor relations expenses consisted of $4,221,110 paid with common stock for investor relations at the Tara Minerals level and $21,083 paid with common stock for investor relations at the Adit level, options valued at $2,756,353 and the remainder was paid in cash. During the nine months ended September 30, 2011 compensation, officer employment contracts and bonuses consisted of options with a value of $493,000, and officers’ compensation of $529,000.  During the nine months ended September 30, 2010 compensation, officer employment contracts and bonuses consisted of 2,450,000 options for $3,406,000, $157,000 for stock bonuses and officers’ compensation of $264,000. Professional fees decreased $150,000 2011 because fewer professionals and consultants were needed when compared to 2010. Repairs and maintenance decreased in the nine months ended September 30, 2011 because the plant at the Don Roman Groupings stopped operating; therefore the Company spent less on repairs and maintenance of machinery and other plant and mining equipment. During the nine months ended September 30, 2010 the company was working on software to track inventory and parts that is not being used in 2011; the plant at the Don Roman Groupings was operating and more repairs and maintenance expenses were incurred. Rent and rental equipment increased during the nine months ended September 30, 2011 due to rental of an office and apartments in Manzanillo, Colima, where potential Iron Ore Properties are located.

The following is an explanation of Tara Minerals’ material sources and (uses) of cash during the nine months ended September 30, 2011 and 2010:

	September 30,
	2011	2010
Net cash (used) by operating activities	$(2,213,996)	$(2,825,675)
Acquisition of property, plant and equipment	(5,522)	(330,205)
Purchase of mining properties	(30,060)	(25,149)
Payments made for mining deposits	(177,734)	-
Sale of common stock	2,272,411	980,043
Loans from unrelated and related parties	-	727,030
Payments toward notes payable	(123,093)	(711,452)
Sale of common stock of subsidiaries	500,000	260,482
Iron Ore Properties financial instrument	750,000	-
Change in due to/from related parties, net	(1,002,587)	304,245
Shares subscribed	218,000	671,500
Cash on hand at beginning of period	157,579	1,230,376

Tara Minerals does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on its sales, revenues or income from continuing operations, or liquidity and capital resources.

Tara Minerals anticipates that its capital requirements during the twelve months ending November 15, 2012 will be:

Exploration and Development – Don Roman Groupings	$1,500,000
Exploration and Development - Picacho Groupings	2,500,000
Exploration and Development – Iron Ore Properties	750,000
Property taxes	95,000
General and administrative expenses	400,000
Total	$5,245,000

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

In August, a Definitive Agreement was signed that included an option for Carnegie mining to earn a 50% interest in the Don Roman Groupings and an additional option to earn an interest in all Iron Ore Properties located in Mexico, which Tara Minerals controls or may control through this Joint Venture. The Company believes this relationship to be strategic and should serve to develop Don Roman along with our Iron Ore Properties in an aggressive manor. Development aimed at near term production and cash flow remains the Joint Venture’s objective, with expansion of production accomplished in Phases. It will also be a priority of the Joint Venture to begin to prove our resources under professional guide lines such as NI43-101 standards. As of November 6, 2011, Carnegie had not earned the 50% interest in the Iron Ore Properties option and was notified that its option on the Iron Ore Properties had expired. Subsequent to this notice Carnegie has requested mediation to which we have agreed.

           As of November 14, 2011 Tara Minerals was reviewing the Pirita property for continued inclusion as part of the Company’s mining property portfolio.  No payments toward this property have been made in 2011 and the Company may decide to terminate the purchase agreement and return the property due to its current focus as described above.

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

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Note 9 to the financial statements included as part of this report lists all unregistered sales of the Company’s securities during the nine months ended September 30, 2011.  The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these shares.  The persons who acquired these shares were all provided with information concerning the Company prior to the purchase of their shares.  The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an applicable exemption from registration.  The shares are “restricted” securities as defined in Rule 144 of the Securities and Exchange Commission.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     [REMOVED AND RESERVED]

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

(a)	Exhibits

	10.1	Acquisition Agreement –La Verde’s technical data
	10.2	Subcontractor Agreement – Tania Iron Ore Property
	10.3	Royalty Units – Term Sheet
	10.4	Employment Agreement – Francis Biscan
	10.5	Employment Agreement – Lynda R. Keeton
	10.6	Transfer Agreement between ACM and Amermin – Picacho Fractions properties
	10.7	Royalty Units – Subscription Agreements
	10.8	Carnegie Agreement - Don Roman Property
	10.9	Schedule E to the Carnegie Agreement - Don Roman Property
	10.10	Acquisition Agreement – Las Viboras Dos
	10.11	Acquisition Agreement – Exploitation rights on Champinon
	31.1	Rule 13a-14(a) Certifications –CEO
	31.2	Rule 13a-14(a) Certifications – CFO
	32.1	Section 1350 Certifications
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Label Linkbase Document
	101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2011.

TARA MINERALS CORP.

By:	/s/ Francis Richard Biscan Jr.
Francis Richard Biscan, Jr.,
President and Principal Executive Officer

By:	/s/ Lynda R. Keeton-Cardno
Lynda R. Keeton-Cardno,
Principal Financial and Accounting Officer