Form 10-K
period 2011-12-31
Tara Minerals Corp.
filed 2012-04-16
CIK 1387054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Fiscal Year Ended December 31, 2011

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 333-143512

TARA MINERALS CORP.
 (Name of Small Business Issuer in its charter)

Nevada	20-5000381
(State of incorporation)	(IRS Employer Identification No.)

375 N. Stephanie St., Bldg. 2 Ste. # 211 Henderson, NV	89014
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: (888) 901-4550
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2011 was approximately $43,352,000.

As of April 13, 2012, the Company had 66,713,435 issued and outstanding shares of common stock.

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

ITEM 1.  BUSINESS.

Tara Minerals Corp. (the “Company” or “Tara Minerals”) explores and develops mining properties which may be productive of copper, lead, zinc, iron, industrial metals, and other associated metals.  Tara Minerals was incorporated in Nevada on May 12, 2006 and is in the exploration stage.

Tara Gold Resources Corp. (“Tara Gold”), which is also engaged in the exploration and development of mining properties in Mexico, owns 53% of Tara Minerals’ common stock.  Tara Gold became involved in the exploration of gold and silver mining properties in 2005.  Tara Gold formed Tara Minerals in 2006 when it determined that some investors prefer lead, zinc and silver projects rather than gold and silver projects and that capital may be easier to obtain by separating gold properties from industrial metal properties.  Although this was Tara Gold’s intention when it formed Tara Minerals, Tara Minerals nevertheless had interests in properties which may be productive of gold or silver.  Notwithstanding the above, Tara Gold generally has the first right to acquire any gold or silver prospects and Tara Minerals generally has the first right to acquire any industrial metal prospects.  Tara Minerals formed Adit Resources Corp. in 2009 to hold the Picacho property and to finance the exploration and development of this property solely from the sale of Adit’s securities.

Tara Minerals owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“American Metal Mining”), a Mexican corporation.  Tara Minerals also owns 85% of the common stock of Adit Resources Corp (“Adit”). Tara Minerals’ operations in Mexico are conducted through American Metal Mining since Mexican law provides that only Mexican corporations are allowed to own mining properties.

On April 4, 2012 Adit Resources Corp. sold its subsidiary, American Copper Mining S.A. de C.V. (“American Copper”) to Yamana Mexico Holdings B.V. (“Yamana”).  American Copper’s primary asset is the Picacho groupings.

Tara Gold began the distribution of its shares in Tara Minerals to its shareholders.  On May 25, 2011 Tara Gold distributed one share of Tara Minerals for every 20 outstanding shares of Tara Gold.  Additional distributions will be announced over the 24 months from the March 2011 declaration date until all Tara Minerals shares held by Tara Gold are distributed to Tara Gold’s shareholders.

In this filing references to "Company," "we," "our," and/or "us," refers to Tara Minerals Corp. and, unless the context indicates otherwise, its consolidated subsidiaries.

Below is an organizational chart to illustrate the ownership structure of each subsidiary and each property of Tara Minerals.

No properties were in joint venture or option agreements as of December 31, 2011.  See below for the sale of American Copper Mining.

Tara Minerals’ plan is to acquire low-cost properties that have the potential to yield high returns.

After acquiring a property and selecting a possible exploration area through its own efforts or with others, Tara Minerals will typically compile reports, past production records and geologic surveys concerning the area.  Tara Minerals will then undertake a field exploration program to determine whether the area merits work.  Initial field exploration on a property normally consists of geologic mapping and geochemical and/or geophysical surveys, together with selected sampling to identify host environments that may contain specific mineral occurrences.  If an area shows promise, geologic drilling programs may be undertaken to further define the existence of any economic mineralization.  If such mineralization is delineated, further work may be undertaken to estimate ore reserves, evaluate the feasibility for the development of the mining project, obtain permits for commercial development, and, if the project appears to be economically viable, proceed to place the deposit into commercial production.

The capital required for exploration and development of mining properties is substantial.  Tara Minerals plans to finance its future operations through joint venture or options arrangements with third parties (generally providing that the third party will obtain a specified percentage of Tara Minerals’ interest in a certain property in exchange for the expenditure of a specified amount), the sale of Tara Minerals properties, Tara Minerals’ operations and by the sale of Tara Minerals and its subsidiaries’, common stock.

The exploration and development of properties that are joint ventured with third parties are managed by one of the joint venture participants which is designated as the operator.  The operator of a mining property generally provides all labor, equipment, supplies and management on a cost plus fee basis and generally must perform specific tasks over a specified time period. Separate fees may be charged to the joint venture by the operator and, once certain conditions are met, the joint venture is typically required to pay the costs in proportion to its interests in the property.

In connection with the acquisition of a property, Tara Minerals may conduct limited reviews of title and related matters and obtains representations regarding ownership.  Although Tara Minerals plans to conduct reasonable investigations (in accordance with standard mining practice) of the validity of ownership, it may be unable to acquire good and marketable title to its properties.

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

Tara Minerals operations have not been affected by the escalating conflicts in Mexico involving drug cartels.

As of December 31, 2011 Tara Minerals had interests in the mining properties listed below, all of which are located in Mexico.  Tara Minerals interests in the properties are generally in the form of mining concessions granted by the Mexican government.  Although Mexican mining concessions are similar, in some respects to unpatented mining claims in the United States, there are differences.  See “Mexican Mining Laws and Regulations” below for information concern Mexican mining concessions.

Although Tara Minerals believes that each of these properties has deposits of copper, lead, zinc, gold, or iron the properties are in the exploratory state, and with the exception of Don Roman (which is in the operating stage) do not have any known reserves, and may never produce any of these metals in commercial quantities.

In Mexico, land size is denominated in hectares and weight is denominated in tonnes.  One hectare is equal to approximately 2.47 acres and one tonne is equal to 2,200 pounds.

Any proposed exploration program for Tara Minerals properties will typically consist of rock-chip sampling, soil geochemistry, geological mapping, a geophysical survey, trenching, drilling, and resource calculation.  Typically, the exploration program will take place in phases, with some phases occurring simultaneously.  Rock chip and soil geochemistry may be initiated first to test and define the mineralization. This may be followed up with a CSAMT (Controlled-Source Audio-Frequency Magneto Telluric) to test the extent and depth of sulphide mineralization which could host copper, lead or zinc. The CSAMT is an industry standard geophysical technique that has been used successfully to identify carbonate deposits in Mexico and other locations.  Upon completion of the exploration program, and if results are positive, a drilling program may begin.  Drilling results will then be evaluated and a mineral resource calculation will be made.  Notwithstanding the above, the exploration program for each property will depend on a number of factors, including the property’s particular geological conditions and the extent of any prior exploration work.

With the exception of the Don Roman Groupings, as of March 31, 2012 no plants or other facilities were located on any of the properties.

Tara Minerals will contract with qualified personnel to conduct and supervise all aspects of its exploration program.

Tara Minerals plans to finance exploration through joint venture or options arrangements with third parties (generally providing that the third party will obtain a specified percentage of Tara Minerals’ interest in a certain property in exchange for the expenditure of a specified amount), the sale by Tara Minerals of interests in properties, Tara Minerals’ operations and by the sale of Tara Minerals and its subsidiaries common stock.

Tara Minerals operations have not been affected by the escalating conflicts in Mexico involving drug cartels.

Unless otherwise noted below, all of the properties below were purchased from non-related third parties.

Don Roman Groupings

The Don Roman Groupings, comprised of 10,680.1213 hectares, were acquired in October 2006, November 2008, and March and April 2011 for an effective purchase price of approximately $2,126,000, plus value-added tax of approximately $327,500. The Don Roman Groupings consist of the Pilar, Don Roman, Las Nuvias, Centenario, La Verde and La Palma properties.

The Don Roman plant is 18 kilometers north from Choix, state of Sinaloa, Mexico.  The plant is accessed by 18 kilometers of paved road.  From plant site, the closest concessions are the Don Roman Groupings which can be accessed with a regular pick-up truck through a Company maintained road. The Don Roman Groupings are in the heart of La Reforma Mining District as well as the stated gold belt that stems from the state of Chihuahua.

The Don Roman Groupings are located in the northern part of the La Reforma Mining District of north eastern Sinaloa State, Mexico.  The predominant rocks in the area are Upper Jurassic-Lower Cretaceous carbonate (limestone) rocks and Tertiary granitic intrusives.  The La Reforma Mining District has been mined for more than 300 years, with substantial amounts of precious and base metals produced from numerous mines. In the opinion of Tara Minerals, the district has never been properly explored using present day, industry standard, exploration methods, including geochemistry, geophysics, and geology. Tara Minerals feels that this area may potentially host base metals that were never discovered or exploited due in part to market conditions, lack of technology, and lack of funding.

Continuing evaluation of the Don Roman Groupings has identified numerous mineralized systems at various locations on the property, some of which include a series of parallel northeast trending lead, zinc, silver structures that can be traced for more than 300 meters; an abandoned lead, zinc, silver mine; and historic vein-type gold mineralization.  A number of these mineralized structures lie within a complex suite of volcanic-granitic and sedimentary (carbonate) rocks.  Preliminary evaluation of the property has indicated the potential for five separate mineral systems each having varying mineral characteristics.  Initial sampling has indicated the potential for two lead, zinc, silver systems; two gold copper systems; and one iron ore, gold, copper system.

Temporary provisional permits have been acquired, the Company continues to work toward procuring definitive permits as production and financing allows.  High voltage electrical service has been supplied to an electrical substation owned by Tara Minerals and supplies power to operate the plant.

Two circuits capable of producing a minimum of 200 tonnes per day are operational, with a third circuit that can be completed when production makes it necessary.  An additional regrind circuit can also be implemented at the appropriate time.  The plant, when all circuits are operational, is capable of processing approximately 400 tonnes per day.

In 2010 Tara Minerals began production at the Don Roman plant and extracted lead, zinc, and silver material from its mine and stockpiled it for future processing at the plant. During production in 2010, a limited amount of concentrate was produced and sold.  In the fourth quarter of 2010, the plant activity ceased.

As of December 31, 2011 approximately $3,500,000 has been spent on the processing plant facilities, processing equipment, and related mining equipment.

Pirita Prospect

Tara Minerals acquired the Pirita Prospect in June 2009 for an effective purchase price of $250,000, plus value-added tax of $30,000.

The Pirita Prospect is 6,656.1049 hectares in size and is located near the town of Bacoachi, state of Sonora, Mexico and the towns of Urieque and Morelos, state of Chihuahua, Mexico.

As of December 31, 2011 Tara Minerals was in negotiations to amend its agreements relating to the Pirita Prospect which may include the termination of this agreement and the return of the property.  Per the contract, Tara Minerals can only return the property if it is in good standing, which requires all taxes must be paid and the property must be clear of any liabilities.  Tara Minerals has been unable to pay all applicable property taxes.

Godinez Joint Venture

In July 2010, Tara Minerals entered into a joint venture agreement whereby third parties would contribute 100% of the mining rights to the concession “Mina Godinez” and Tara Minerals would have the exclusive rights to manage, operate, explore and exploit the concession. This joint venture was terminated on January 18, 2012.

Iron Ore Projects

Tara Minerals raised $750,000 through a royalty rights offering to fund these projects.

Tania Iron Ore Project

Tara Minerals leased the Tania Iron Ore Project in May 2011 for royalty payments based on production.

Tara Minerals has the right to remove 6 million tonnes of iron ore concentrate from the property, with renewal rights extending through the life of the property. Tara Minerals had agreed to pay $6 per tonne for the first 500,000 tonnes removed from the property and $7 per tonne thereafter. Tara Minerals has paid $100,000 against future royalty payments.

The property, comprised of 3,233.0147 hectares, is located approximately 33 kilometers southeast, via dirt road from the port of Manzanillo, in the city of Manzanillo, State of Colima, Mexico. The iron ore is contained within decomposed granite with little overburden.  The property has not been subjected to modern exploration methods or concentrating processes prior to Tara Minerals.

As of the date of this filing, Tara Minerals was not satisfied with the results of the recoverability of the iron ore content and may let its lease lapse.

Las Viboras Dos Iron Ore Project

Tara Minerals acquired the Las Viboras Dos Iron Ore Project in July 2011 for an effective purchase price of $188,094, plus value-added tax of $30,095.

This property, comprised of 147.9201 hectares, is located near the town of La Huerta, state of Jalisco, Mexico.  It is accessible by a 50 kilometer paved highway from Manzanillo towards La Huerta.

The Company is reviewing the property for continued inclusion in its mining property portfolio.

Mina El Champinon Iron Ore Project

In September 2011, Tara Minerals leased the Mina El Champinon Iron Ore Project (“Champinon”) for royalty payments based on production which gives Tara Minerals the right to mine the project for a period of 10 years with an automatic renewal clause.

This property, comprised of 150 hectares, is located approximately 12 kilometers from the Don Roman plant, in Choix, state of Sinaloa, Mexico. The property can be accessed with a regular pick-up truck by driving along a 4 kilometer paved road followed by an 8 kilometer dirt road.  Tara's operational team has succeeded in identifying high, medium, and low grade mineralized iron zones. Drilling, mineralogy and design work, with a dual focus of tonnage expansion and production is in progress.

The Champinon deposit host rock is meta0andesite, which has been intruded by granodiorite/monzonite.  Along contacts there are skarn mineralized zones formed.  In the area of the deposit, there are numerous northwest/southeast trending steeply dipping fault/breccia zones.  The kip is to the northeast.  The zone at the Champinon deposit appears to be at least 100 meters wide consisting of andradite garnet up to 5 meters wide, vertically inter-layered with zones of high-grade magnetite up to 12 meters wide.  The garnet varies from weakly to heavily mineralized with magnetite.

Mapping and sampling of this property is ongoing.

Tara Minerals will semi-annually pay the concession owner a royalty of $5, plus any value-added tax, for each tonne of material sold with a minimum of $300,000 in royalty payments every 6 months. The concession owner has been paid approximately $235,000, plus $38,000 in value-added taxes, as an advance against this royalty as of April 13, 2012.

Properties owned by Adit Resources

Picacho Groupings

The Picacho Groupings, comprised of 7,059.5691 hectares, were acquired in July 2009 and May 2011 for approximately $1,413,700, plus value-added tax of approximately $226,000. The Picacho Groupings consist of the Picacho and Picacho Fractions I, II and III properties.

The Picacho Groupings are located approximately 100 kilometers south of the U.S. – Mexico border within the Northern Sierra Madre gold belt, in close proximity to town of Bacoachi, state of Sonora, Mexico.  From Bacoachi the concessions can be accessed through a Company maintained road with a regular pick-up truck.  The area has a high level of exploration activity and is close to a national paved highway and power grid.

The area is underlain by Tertiary and Cretaceous andesitic, rhyolitic flows and tuffs with ignimbritic and less abundant intrusive porphyritic rocks.  Past activity on the Picacho Groupings by various parties has resulted in the construction of at least nine adits, several shafts and raises, numerous workings and diamond drills, remnants of tailings from operations in the 1930´s have been found but most of this material was removed and further beneficiated by prior owners.

On April 4, 2012 Adit Resources Corp. sold its subsidiary, American Copper Mining S.A. de C.V. (“American Copper”) to Yamana Mexico Holdings B.V. (“Yamana”).  American Copper’s primary asset is the Picacho groupings.

As consideration for the sale of American Copper, Yamana agreed to pay Adit, in U.S. dollars:

•
$7.5 million, minus approximately $780,000 (the amount required to pay the Mexican government to release its tax lien on the Property, see Note 5 in the financial statements below), will be deposited into an escrow account and will be released when the Mexican government releases its tax lien on the Property (the “Escrow Release Date”);

•	Yamana Gold Inc. will surrender 500,000 common shares, and warrants to purchase an additional 250,000 common shares, that it holds in the capital of Adit for cancellation by Adit;

•	$9.8 million one year after the Escrow Release Date;

•
During the period ending five years after the Escrow Release Date, $1.0 million for every 100,000 ounces of gold, (whether proved, measured or inferred) (as defined by Canadian Securities Administrators National Instrument 43-101) discovered on the Property. If no gold is defined on the Property three years after the Escrow Release Date, Yamana will make an advance payment of $3 million. Pursuant to this provision of the Agreement, Yamana will pay a maximum of $14 million.

•	$4.3 million six years after the Escrow Release Date.

Yamana has the option to terminate the agreement within ten business days prior to the one year anniversary of Escrow Release Date for any reason.  If the Agreement is terminated, Yamana will be required to return the capital stock of American Copper and the underlying Property to Company in good standing.

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

Exploration mining concession applications are filed at government offices.  Exploration concessions are valid for fifty years and give their holders the right to carry out exploration work and, if warranted, put into produce any ore discovered on the concession.

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

General

Tara Minerals’ offices are located at 375 N. Stephanie St., Bldg. 2 Ste. #211, Henderson, NV 89014 of office space supplied free of charge by Lynda R. Keeton-Cardno, Chief Financial Officer of Tara Minerals.

As of the date of this filing Tara Minerals and its subsidiaries have 7 employees in the United States, including one employee at Adit.  American Metal Mining has 4 employees. All personnel for American Copper Mining are subcontract labor.

Tara Minerals’ website is www.taraminerals.com.

ITEM 1A. RISK FACTORS.

There is no assurance that any of Tara Minerals properties will be capable of producing precious metals in commercial quantities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

See Item 1.

ITEM 3.  LEGAL PROCEEDINGS.

On September 13, 2010, Tara Gold announced that it had entered into a tentative agreement with Tara Minerals which provided that Tara Minerals would acquire all of the common shares of Tara Gold by exchanging one share of Tara Mineral’s common stock for two Tara Gold shares.  In an effort to avoid any conflicts due to common directors, the transaction would require the approval of non-affiliate shareholders owning a majority of the outstanding shares of Tara Minerals and Tara Gold.

On September 20, 2010 Chris Columbo filed a lawsuit in the District Court for Carson City Nevada, against Tara Minerals, Tara Gold, and Tara Mineral’s officers and directors. The essence of the lawsuit was to obtain the fairest price for Tara Gold, whether from Tara Minerals or a third party.  On October 25, 2010 Mr. Columbo voluntarily dismissed his lawsuit against Tara Minerals and other defendants.

On October 22, 2010 Patricia J. Root filed a lawsuit in the Circuit Court for Dupage County, Illinois, against Tara Minerals, Tara Gold, and Tara Gold’s directors.  The essence of the lawsuit was to prevent the Company’s proposed acquisition of Tara Gold.

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

On April 6, 2011 Ms. Root voluntarily dismissed her lawsuit against Tara Minerals, Tara Gold, and all other defendants.

Tara Minerals subsequently decided that it would not acquire Tara Gold.

In August 2011 Tara Minerals entered into an agreement with Carnegie Mining and Exploration, Inc. which provided Carnegie with the option to earn up to a 50% interest in Tara Minerals’ Don Roman and iron ore projects.

In order to earn an interest in the Don Roman project, Carnegie was required to spend certain amounts on the Don Roman property such that the Don Roman plant reached minimum production levels. Carnegie could earn a 50% interest in Tara Minerals’ iron ore projects by spending $1,000,000 toward the projects by November 6, 2011.

Carnegie did not spend the required amounts on either project and Tara Minerals terminated the option.

On November 10, 2011, Tara Minerals filed a complaint against Carnegie seeking a declaration that Carnegie failed to properly exercise its option to acquire an interest in the iron ore properties. Carnegie is required to respond to the complaint on or before March 21, 2012.

On December 9, 2011, Carnegie and a purported affiliate, Carnegie Operations, LLC filed a complaint in Texas state court against former employees of Carnegie. Although Tara Minerals was not initially named as a defendant, the substance of the state court complaint made it clear that the core issues were substantially similar to those raised in the Nevada litigation. The individual defendants removed the case to federal court in Dallas, Texas on December 22, 2011. Carnegie responded with a First Amended Complaint on January 31, 2012, which formally named Tara Minerals as a defendant. In its amended complaint, Carnegie seeks an injunction against Tara Minerals in connection with its option on the iron ore properties, as well as damages for alleged fraud, trade secret theft, civil conspiracy, and tortuous interference with Carnegie’s employment contracts with the individual defendants.

On February 14, 2012, Tara Minerals moved the Texas court for a transfer of venue to Nevada so that the cases could be consolidated. The motion is premised upon the facts that: 1) the option agreement includes an express consent to jurisdiction and venue in Nevada; 2) Tara Minerals filed its lawsuit first in Nevada; 3) the cases involve common issues of fact and law; and 4) transfer is cost-efficient and more convenient for the key witnesses in both matters. The court’s ruling on Tara Mineral’s motion is expected shortly.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Tara Minerals’ common stock is quoted on the OTC Bulletin Board under the symbol “TARM”.

Shown below are the ranges of high and low sales prices for Tara Minerals’ common stock for the periods indicated as reported by FINRA and as reported on www.stockwatch.com.  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2010	$3.05	$1.34
June 30, 2010	$2.45	$1.55
September 30, 2010	$2.05	$1.30
December 31, 2010	$1.40	$0.58
March 31, 2011	$1.30	$0.70
June 30, 2011	$1.80	$0.35
September 30, 2011	$1.99	$1.23
December 31, 2011	$1.30	$0.66

As of April 13, 2012, Tara Minerals had 66,713,435 outstanding shares of common stock and 158 shareholders of record.  The following table lists additional shares of Tara Minerals’ common stock which may be issued.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. Tara Minerals’ Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

Recent Sales of Unregistered Securities and Use of Proceeds

Equity securities that were sold by Tara Minerals for the fiscal year ending the three months ended December 31, 2011 that were not registered under the Securities Act of 1933 and were not previously included in a Quarterly Report filed on Form 10-Q or in a Current Report on Form 8-K are as follows:

September 2011, the Company issued 12,000 shares of common stock for warrants exercised, for $18,000 in cash or $1.50 a share.

In December 2011, the Company sold 1,475,714 units in a private offering for $516,500 in cash, or $0.35 per unit. Each unit consisted of one share of the Company’s common stock and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.35 per share for one year.

In December 2011, the Company issued 165,000 shares of common stock, valued at $202,950 or $1.23 a share for services rendered.

In December 2011, the Company issued 1,133 shares of common stock for warrants exercised, for $1,133 or $1.00 a share.

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

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through December 31, 2011 Tara Minerals generated revenue of $160,421 and incurred expenses of $658,007 in cost of sales, $5,372,735 in exploration expenses and $24,595,862 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $8,464,942 pertaining to the issuance of stock options.

Material changes of certain items in Tara Minerals’ Statement of Operations for the year ended December 31, 2011, as compared to the same period last year, are discussed below.

Twelve Months Ended	December 31, 2011	December 31, 2010
(In thousands of U.S. Dollars)
Revenue	$-	$160
Cost of revenue	-	658
Exploration expenses	2,899	2,022
Operating, general and administrative expenses	4,224	15,573
Net operating loss	$(7,123)	$(18,093)

In 2010 Tara Minerals began production at the Don Roman plant and extracted lead, zinc, and silver ore from its mine and stockpiling it for future processing at its processing plant. During production in 2010, a limited amount of concentrate was produced and sold.  In the fourth quarter of 2010, the plant activity ceased.  The sharp decrease in Tara Minerals’ net operating loss is a direct result of the suspension of plant operations at the end of 2010.

In 2011, Tara Minerals sought to expand and advance the Don Roman Groupings project by acquiring additional mineral claims and by finding a joint venture partner that would provide the capital and expertise to restart the operations.

In August 2011, an agreement was signed that included an option for the joint venture partner to earn a 50% interest in the Don Roman Groupings and an additional option to earn an interest in Tara Minerals iron ore properties.  As of December 31, 2011 this joint venture expired.

Throughout 2011, the Company purchased technical data for Centenario, La Palma and La Verde for stock, which makes up the majority of exploration expenses.

In 2011, the Company also ventured into the iron ore industry segment, exploring the Tania, Las Viboras Dos and Champinon properties.

Material changes of certain items in Tara Minerals’ operating, general and administrative expenses for the year ended December 31, 2011, as compared to the same period last year, are discussed below.

Year Ended	December 31, 2011	December 31, 2010
(In thousands of U.S. Dollars)
Bad debt expense	$125	$1,224
Depreciation expense	279	229
Investment banking and investor relations expense	577	7,699
Compensation, officer employment contracts and bonuses	1,505	4,252
Other taxes and penalties	154	23
Professional fees	831	788
Repairs and maintenance	28	59
Rent and rental of equipment	82	19

Bad debt expense decreased for the year ended December 31, 2011 due to the renegotiation of an agreement which included IVA and caused an adjustment of IVA Receivables, allowance and bad debt expense. Depreciation expense increased as more plant and equipment was in service during the year ended December 31, 2011 than 2010.

The decrease in investment banking and investor relations expense is due to fewer consultants needed in 2011. During 2010 the Company expected to start production and apply for listing on the NYSE Amex.  In anticipation of these events, consultants were hired to handle investor relations. For the year ended December 31, 2011 investor relations expenses consisted of $36,000 paid with options, $400,950 paid with common stock and $141,000 paid in cash to consultants. As of December 31, 2010 investor relations expenses consisted of $4,397,000 paid with common stock for investor relations at the Tara Minerals level and $26,000 paid with common stock for investor relations at the Adit level, total options valued at $3,079,000 and the remainder was paid in cash.

During the year ended December 31, 2011 compensation, officer employment contracts and bonuses consisted of options with a value of $816,000, and officers’ compensation of $690,000.  During the year ended December 31, 2010 compensation, officer employment contracts and bonuses consisted of options with a value of $3,541,000, $344,500 for stock bonuses and officers’ compensation of $367,000.

Other taxes and penalties increased in 2011 as all tax for properties in the amount of $104,000 were brought current; payroll taxes and related penalties were recognized in the amount of $45,000 and the additional $4,000 were other taxes that resulted from the normal course of business.

Professional fees increased in 2011 due to increased legal expenses, see Item 3 above.  Professional fees besides legal decreased because fewer professionals and consultants were needed when compared to 2010.

Repairs and maintenance decreased in the year ended December 31, 2011 because the plant at the Don Roman Groupings stopped operating; therefore the Company spent less on repairs and maintenance of machinery and other plant and mining equipment. During the year ended December 31, 2010 the Company was working on software to track inventory and parts was not used in 2011; the plant at the Don Roman Groupings was operating and more repairs and maintenance expenses were incurred.

Rent and rental equipment increased during the year ended December 31, 2011 due to rental of an office and apartments in Manzanillo, Colima, where potential Iron Ore Properties are located.

The following is an explanation of Tara Minerals material sources and (uses) of cash (in thousands of U.S. dollars) during the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
Net cash used in operating activities	$(2,668)	$(3,404)
Acquisition of property, plant and equipment	(38)	(267)
Purchase of mining properties	(211)	(25)
Sale of assets	29	-
Proceeds from Iron Ore financial instrument	750	-
Repayment of loans	(125)	(721)
Sale of common stock	3,008	2,324
Sale of common stock - subsidiary	500	260
Cash on hand at beginning of period	158	1,231

Tara Minerals does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on its sales, revenues or income from continuing operations, or liquidity and capital resources.

Tara Minerals anticipates that its capital requirements during the twelve months ending December 31, 2012 will be:

Tara Minerals
Exploration and Development – Don Roman Groupings	$1,250,000
Exploration and Development - Picacho Groupings (through date of sale)	225,000
Exploration and Development - Iron Ore Projects	1,500,000
Property taxes	150,000
General and administrative expenses	500,000

Total	$3,625,000

The capital requirements shown above include capital required by Tara Minerals and subsidiaries.

Tara Minerals will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

In 2011, Tara Minerals announced the appointment of Mr. Steve Eady as the Company's Chief Geologist and Mr. Tom Claridge as Senior Mining and Plant Engineer.  Based on the Company’s additional expertise in- house the Company expects to explore and develop the iron ore projects with an emphasis on production in 2012.

Mr. Eady is an accomplished geologist and has been working in mining since 1973. His past experience includes mineralogy, geology, ore reserve development, leach testing, feasibility studies and geological related development research. He has worked in the past for Inspiration Consolidated Copper Company, and on numerous exploration and development projects at Phelps Dodge Mining / Freeport-McMoRan Copper & Gold Inc.

Mr. Claridge is an accomplished project manager with over 20 years of experience in mine operations, plant design, and water treatment all over the world. His experience includes mineral resource evaluations, conceptual and feasibility reports, metallurgical test programs, economic evaluations and mine and process development of engineering projects for major and junior mining companies. His past employers include Hanlon Engineering & Architecture Inc. and Phelps Dodge Mining / Freeport-McMoRan Copper & Gold Inc.

As of the date of this filing, the Company is reviewing the Pirita, Tania and Las Viboras Dos properties for continued inclusion as part of the Company’s mining property portfolio.  No payments toward Pirita were made in 2011.  The Company may decide to terminate the purchase/lease agreements and return the properties. Tara Minerals is critically reviewing all properties for joint venture, option or sale opportunities.

Tara Minerals’ future plans will be dependent upon the amount of capital available to Tara Minerals, the amount of cash provided by its operations, and the extent to which Tara Minerals is able to have joint venture partners pay the costs of exploring and developing its mining properties.

Tara Minerals does not have any commitments or arrangements from any person to provide Tara Minerals with any additional capital.  If additional financing is not available when needed, Tara Minerals may continue to operate in its present mode.  Tara Minerals does not have any plans, arrangements or agreements to sell its assets or to merge with another entity.

See Note 1 to the financial statements included as part of this report for a description of Tara Minerals’ accounting policies and recent accounting pronouncements.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.            FINANCIAL STATEMENTS.
TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
FOR
THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010
AND
THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’
of Tara Minerals Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Tara Minerals Corp. (an exploration stage company) (a Nevada corporation) and subsidiaries as of December 31, 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year then ended and the period from inception (May 12, 2006) through December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Tara Minerals Corp. and subsidiaries from inception (May 12, 2006) through December 31, 2010, were audited by other auditors whose report there on dated April 15, 2011, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tara Minerals Corp. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended December 31, 2011 and for the period from inception (May 12, 2006) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

Wilson Morgan LLP

/s/ Wilson Morgan LLP

Irvine, California
April 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Tara Minerals Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Tara Minerals Corp. (an exploration stage company) (a Nevada corporation) and subsidiaries as of December 31, 2010, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the fiscal year ended December 31, 2010, and for the period from inception (May 12, 2006) through December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tara Minerals Corp. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the fiscal year ended December 31, 2010, and for the period from inception (May 12, 2006) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP

Irvine, California
April 15, 2011

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash	$365,587	$157,579
Other receivables, net	341,950	275,322
Deferred tax asset, current	4,041,000	-
Prepaid assets	116,500	-
Total current assets	4,865,037	432,901
Property, plant, equipment, mine development and land, net	6,948,187	8,101,786
Mining deposits	203,880	53,368
Deferred tax asset, non-current portion	2,475,000	2,930,982
Goodwill	12,028	12,028
Other assets	32,752	157,870
Total assets	$14,536,884	$11,688,935

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,282,856	$680,221
Notes payable, current portion	419,977	824,001
Notes payable related party	100,000	100,000
Due to related parties, net of due from	2,380,403	3,465,232
Total current liabilities	4,183,23	5,069,454
Notes payable, non-current portion	68,974	1,068,350
Total liabilities	4,252,210	6,137,804

Iron Ore Properties financial instrument, net	570,000	-

Stockholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 66,713,435 and 57,236,288 shares	66,713	57,236
Additional paid-in capital	30,930,613	24,515,978
Technical data paid with common stock	1,432,805	-
Common stock subscribed, net of stock receivable of $0 and $212,744	-	1,129,696
Accumulated other comprehensive loss	(209,217)	(246,253)
Accumulated deficit during exploration stage	(25,333,453)	(21,962,357)
Total Tara Minerals stockholders’ equity	6,887,461	3,494,300
Non-controlling interest	2,827,213	2,056,831
Total equity	9,714,674	5,551,131
Total liabilities and equity	$14,536,884	$11,688,935

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND
COMPREHENSIVE LOSS
	For the year ended December 31, 2011	For the year ended December31, 2010	From inception (May 12, 2006) to December 31, 2011

Mining revenues	$-	$160,421	$160,421

Cost of revenue	-	658,007	658,007
Gross margin	-	(497,586)	(497,586)

Exploration expenses	2,899,026	2,022,851	5,372,735

Operating, general, and administrative expenses	4,223,522	15,572,562	24,595,862

Net operating loss	(7,122,548)	(18,092,999)	(30,466,183)

Non-operating (income) expense:
Interest (income)	(26,449)	(26,000)	(162,089)
Loss on conversion of note payable	-	783,090	783,090
Loss on disposal/sale of assets, net	28,190	-	28,190
Interest expense	(20,339)	327,161	2,068,461
Gain on debt extinguishment	-	(6,178)	(6,138)
Gain on dissolution of JV	(100,000)	-	(100,000)
Other (income)	4,260	(1,200)	(775,775)
	(114,338)	1,076,873	1,835,739

Loss before income taxes	(7,008,210)	(19,169,872)	(32,301,922)

Income tax benefit	(3,585,018)	(2,930,982)	(6,516,000)

Net loss	(3,423,192)	(16,238,890)	(25,785,922)

Add: Net loss attributable to non-controlling interest	52,096	400,368	452,469

Net loss attributable to Tara Minerals’ shareholders	(3,371,096)	(15,838,522)	(25,333,453)

Other comprehensive income (loss):
Foreign currency translation	37,036	(106,237)	(209,217)

Comprehensive loss	$(3,334,060)	$(15,944,759)	$(25,542,670)

Net loss per share, basic and diluted	$(0.06)	$(0.30)

Weighted average number of shares, basic and diluted	61,963,938	54,079,665

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In	Common Stock	Accumulated OtherComprehensive	Accumulated Deficit During
	Shares	Amount	Capital	Payable (Receivable)	Income	Exploration Stage	Total

Balance at inception (May 12, 2006)	-	$-	$-	$-	$-	$-	$-

Founders shares, issued October 31, 2006	30,000,000	30,000	(30,000)	-	-	-	-

Net income	-	-	-	-	-	-	-

Balance at October 31, 2006	30,000,000	30,000	(30,000)	-	-	-	-

Common stock sold for cash	5,081,000	5,081	2,535,419	-	-	-	2,540,500

Common stock issued for services	1,500,000	1,500	748,500	-	-	-	750,000

Stock based compensation (stock options)	-	-	1,164,173	-	-	-	1,164,173

Foreign currency translation	-	-	-	-	11,374	-	11,374

Net loss	-	-	-	-	-	(2,220,782)	(2,220,782)

Balance at October 31, 2007	36,581,000	$36,581	$4,418,092	$-	$11,374	$(2,220,782)	$2,245,265

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(CONTINUED)

	Common Stock		Additional	Common Stock	Accumulated Other Comprehensive	Accumulated Deficit During
	Shares	Amount	Paid In Capital	Payable (Receivable)	Income	Exploration Stage	Total

Balance at October 31, 2007	36,581,000	$36,581	$4,418,092	$-	$11,374	$(2,220,782)	$2,245,265

Common stock sold for cash	1,069,167	1,069	640,431	-	-	-	641,500

Common stock issued for equipment	1,200,000	1,200	598,800	-	-	-	600,000

Cancelled shares	(1,500,000)	(1,500)	(748,500)	-	-	-	(750,000)

Common stock subscribed (340,000 shares)	-	-	-	88,000	-	-	88,000

Foreign currency translation	-	-	-	-	(184,255)	-	(184,255)

Net income	-	-	-	-	-	212,301	212,301

Balance at October 31, 2008	37,350,167	$37,350	$4,908,823	$88,000	$(172,881)	$(2,008,481)	$2,852,811

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(CONTINUED)

	Common Stock		Additional Paid In	Common Stock	Accumulated Other Comprehensive	Accumulated Deficit During Exploration
	Shares	Amount	Capital	Payable (Receivable)	Income	Stage	Total

Balance at October 31, 2008	37,350,167	$37,350	$4,908,823	$88,000	$(172,881)	$(2,008,481)	$2,852,811

Common stock sold for cash	325,000	325	64,675	(21,000)	-	-	44,000

Common stock subscribed	235,000	235	66,765	(67,000)	-	-	-

Foreign currency translation	-	-	-	-	(68,036)	-	(68,036)

Net loss	-	-	-	-	-	(81,766)	(81,766)

Balance at December 31, 2008	37,910,167	37,910	5,040,263	-	(240,917)	(2,090,247)	2,747,009

Common stock sold for cash	2,986,667	2,987	1,057,014	-	-	-	1,060,001

Common stock issued for services	579,894	580	223,895	-	-	-	224,475

Common stock issued for compensation	808,924	809	128,691	-	-	-	129,500

Foreign currency translation	-	-	-	-	100,901	-	100,901

Beneficial conversion feature on convertible debt related party	-	-	1,695,000	-	-	-	1,695,000

Loan conversion plus accrued interest	8,750,440	8,750	1,741,338	-	-	-	1,750,088

Net loss	-	-	-	-	-	(4,033,588)	(4,033,588)

Balance at December 31, 2009	51,036,092	$51,036	$9,886,201	$-	$(140,016)	$(6,123,835)	$3,673,386

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(CONTINUED)

	Common Stock		Additional	Common	Accumulated Other	Accumulated Deficit During
	Shares	Amount	Paid In Capital	Stock Payable (Receivable)	Comprehensive Income	Exploration Stage	Total

Balance at December 31, 2009	51,036,092	$51,036	$9,886,201	$-	$(140,016)	$(6,123,835)	$3,673,386

Common stock sold for cash	3,440,657	3,441	2,320,846	(212,744)	-	-	2,111,543

Common stock issued for services	2,222,039	2,222	4,394,987	-	-	-	4,397,209

Common stock issued for compensation	100,000	100	156,900	-	-	-	157,000

Exploration expense paid with common stock	437,500	437	983,938	-	-	-	984,375

Options for officer compensation and vested options	-	-	3,405,967	-	-	-	3,405,967

Option valuation for services	-	-	3,078,564	-	-	-	3,078,564

Debt discount on notes payable, related and non-related party	-	-	288,575	-	-	-	288,575

Loan conversion plus accrued interest	-	-	-	1,342,440	-	-	1,342,440

Foreign currency translation	-	-	-	-	(106,237)	-	(106,237)

Net loss	-	-	-	-	-	(15,838,522)	(15,838,522)

Balance at December 31, 2010	57,236,288	$57,236	$24,515,978	$1,129,696	$(246,253)	$(21,962,357)	$3,494,300

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(CONTINUED)

	Common Stock		Additional	Common	Accumulated Other	Accumulated Deficit During
	Shares	Amount	Paid In Capital	Stock Payable (Receivable)	Comprehensive Income	Exploration Stage	Total

Balance at December 31, 2010	57,236,288	$57,236	$24,515,978	$1,129,696	$(246,253)	$(21,962,357)	$3,494,300

Common stock sold for cash	6,657,348	6,657	2,788,643	212,744	-	-	3,008,044

Common stock issued for services	355,000	355	417,095	-	-	-	417,450

Common stock issued for compensation	100,000	100	99,900	-	-	-	100,000

Exploration expense paid with common stock	1,246,100	1,246	1,057,939	1,432,805	-	-	2,491,990

Option valuation for services	-	-	529,738	-	-	-	529,738

Beneficial conversion feature on financial instrument	-	-	180,000	-	-	-	180,000

Loan conversion plus accrued interest	1,118,699	1,119	1,341,321	(1,342,440)	-	-	-

OCI, December 31, 2011	-	-	-	-	37,036	-	37,036

Net loss	-	-	-	-	-	(3,371,096)	(3,371,096)

Balance at December 31, 2011	66,713,435	$66,713	$30,930,613	$1,432,805	$(209,217)	$(25,333,453)	$6,887,461

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the year ended December 31, 2011	For the year ended December 31, 2010	From Inception (May 12, 2006) through December 31, 2011
Cash flows from operating activities:
Net loss	$(3,371,096)	$(15,838,522)	$(25,333,453)
Adjustments to reconcile net loss to net cash:
Allowance for doubtful accounts	(159,739)	1,873,963	1,832,195
Depreciation	278,890	228,917	574,815
Stock based compensation and stock bonuses	529,738	6,641,531	8,464,942
Common stock issued for services	417,450	4,397,209	5,789,134
Cancellation of shares for settlement	-	-	(750,000)
Non-controlling interest in net loss of consolidated subsidiaries	(52,096)	(400,368)	(452,459)
Non-controlling interest - stock issued to third parties of subsidiaries	322,479	348,549	671,028
Accretion of beneficial conversion feature and debt discount	-	288,576	1,983,575
Exploration expenses paid with parent and subsidiary common stock, marked to market as required	2,491,990	1,224,375	3,716,365
Gain on debt extinguishment	-	(6,138)	(6,138)
Loss on conversion of debt to common stock	-	783,090	783,090
Accrued interest converted to common stock	-	29,350	84,438
Deferred tax asset, net	(3,585,018)	(2,930,982)	(6,516,000)
Gain on dissolution of joint venture	(100,000)	-	(100,000)
Other	76,467	-	82,467
Changes in operating assets and liabilities:
Recoverable value-added taxes	(31,884)	(351,205)	(1,085,492)
Other receivables	(44,324)	(63,192)	(153,844)
Prepaid expenses	(116,500)	-	(116,500)
Other assets	65,118	(139,088)	(92,753)
Accounts payable and accrued expenses	610,309	509,829	1,309,649
Net cash used in operating activities	(2,668,216)	(3,404,106)	(9,314,941)
Cash flows from investing activities:
Acquisition of land	-	-	(19,590)
Purchase of mining concession	(30,060)	(25,011)	(860,231)
Payments made for mining deposits	(180,512)	-	(211,512)
Proceeds from sale/disposal of assets	29,128		29,128
Acquisition of property, plant and equipment	(37,544)	(267,405)	(2,625,593)
Other	-	-	(1,721)
Net cash used in investing activities	(218,988)	(292,416)	(3,689,519)
Cash flows from financing activities:
Cash from the sale of common stock	3,008,044	2,324,287	9,706,332
Proceeds from notes payable, related party	-	150,000	150,000
Proceeds from notes payable	-	480,000	480,000
Payments towards notes payable	(125,039)	(721,412)	(1,315,502)
Iron Ore Property Financial Instrument	750,000	-	750,000
Payment towards equipment financing	-	(41,412)	(201,438)
Change in due to/from related parties, net	(1,174,829)	490,762	1,753,971
Payments from joint venture partners	100,000	-	100,000
Common stock receivable	-	(212,744)	(212,744)
Non-controlling interest – cash from sale of common stock of subsidiaries	500,000	260,481	2,368,645
Net cash provided by financing activities	3,058,176	2,729,962	13,579,264

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)
	For the year ended December 31, 2011	For the year ended December 31, 2010	From Inception (May 12, 2006) through December 31, 2011

Effect of exchange rate changes on cash	37,036	(106,237)	(209,217)
Net increase (decrease)	208,008	(1,072,797)	365,587
Cash, beginning of period	157,579	1,230,376	-
Cash, end of period	$365,587	$157,579	$365,587

Supplement information:
Interest paid	$100,987	$53,807	$283,454
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:
Purchase of mining concession paid by
debt to related party plus capitalized interest
(negative movement due to note modification)	$163,793	$-	$1,445,448

Purchase of or (reduction) in purchase of concession paid with
notes payable plus capitalized interest	$(875,601)	$(3,352,424)	$1,422,144

Recoverable value-added taxes incurred through
additional debt and due to related party, net of mining concession modification	$176,550	$546,662	$1,753,293

Beneficial conversion value for convertible debt	-	-	1,695,000

Beneficial conversion value for financial instrument	$180,000	$-	$180,000

Conversion of debt to common stock or payable, plus accrued interest	$-	$559,350	$2,309,438

Purchase of mining equipment with common stock	$-	$-	$600,000

Acquisition of property and equipment through debt	$267,130	$263,849	$698,051

Receivable reclassified to mining deposit	$30,000	$28,368	$58,368

Construction in progress reclassified to property, plant and equipment	$-	$2,163,485	$2,163,485

Issuance of common stock for Tara Minerals payable	$100,000	$-	$100,000

Business Combination of American Copper Mining:
Cash	$-	$-	$(2,037)
Due from related parties	-	-	1,989
Goodwill (from net assets)	-	-	8,270
Accounts payable and accrued expenses	-	-	12,071

See Accompanying Notes to these Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Note 1.    Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation:

Tara Minerals Corp. (the “Company” or “Tara Minerals”) explores and develops mining properties which may be productive of copper, lead, zinc, iron, industrial metals, and other associated metals.   The Company was incorporated in Nevada on May 12, 2006 and is in the exploration stage.

Tara Minerals owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation.  Tara Minerals also owns 85% of the common stock of Adit Resources Corp. (“Adit”), which in turns owns 99.9% of American Copper Mining, S.A. de C.V. (“ACM”). Tara Minerals’ operations in Mexico are conducted through AMM and ACM since Mexican law provides that only Mexican corporations are allowed to own mining properties.  American Metal Mining’s primary focus is on industrial minerals, e.g. copper, zinc.  Adit, through American Copper Mining, focuses on gold mining concessions.

The Company currently has limited operations and, in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Development Stage Entities Topic, is considered an Exploration Stage Company.

Tara Minerals is a subsidiary of Tara Gold Resources Corp. (“Tara Gold” or “the Company’s Parent”).

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All amounts are in U.S. dollars unless otherwise indicated. All significant inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities (“VIE”) over which control is achieved through means other than voting rights and we are considered the primary beneficiary.  The primary beneficiary of the VIE consolidates the entity if control is achieved through means other than voting rights such as certain capital structures and contractual relationships.  At December 31, 2011 and 2010 the Company has no joint ventures or VIEs.

All significant intercompany transactions and accounts have been eliminated in consolidation.  The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and are in conformity with accounting principles generally accepted in the United States of America and prevailing industry practice.

The reporting currency of the Company and Adit is the U.S. dollar.  The functional currency of AMM and ACM is the Mexican Peso. As a result, the financial statements of the subsidiaries have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for non-monetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with non-monetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement loss is recorded to accumulated other comprehensive income.

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Relevant exchange rates used in the preparation of the financial statements for AMM and ACM are as follows for the years ended December 31, 2011 and 2010 respectively (Mexican peso per one U.S. dollar).

	December 31, 2011
Period end exchange rate	Ps.	13.9787
Weighted average exchange rate for the period ended	Ps.	12.4300

	December 31, 2010
Period end exchange rate	Ps.	12.3817
Weighted average exchange rate for the period ended	Ps.	12.6366

Other comprehensive income (loss) for the years ended December 31, 2011 and December 31, 2010 is $37,036 and ($106,237) respectively, and is primarily the result of foreign currency exchange differences. Inception to date accumulated other comprehensive loss is $209,217.

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

Cash and Cash Equivalents

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2011 or December 31, 2010.

Concentrations

The Company maintains cash balances at highly-rated financial institutions in the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had one and no bank accounts in excess of $250,000, as of December 31, 2011 and 2010, respectively. The Company has not experienced any losses in these accounts.

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Recoverable Value-Added Taxes (IVA) and Allowance for Doubtful Accounts

Impuesto al Valor Agregado taxes (IVA) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 16%.  Under certain circumstances, these taxes are recoverable by filing a tax return and as determined by the Mexican taxing authority.

Each period, receivables are reviewed for collectability.  When a receivable is determined to not be collectable we allow for the receivable until we are either assured of collection or assured that a write-off is necessary.  Our allowance in association with our receivable from IVA from our Mexico subsidiaries is based on our determination that the Mexican government may not allow the complete refund of these taxes.

	December 31, 2011	December 31, 2010

Allowance – recoverable value-added taxes	$1,211,109	$1,366,533
Allowance - other receivables	377	4,692
Total	$1,211,486	$1,371,225

Property, plant, equipment, mine development and land

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

The recoverability of the book value of each property is assessed at least annually for indicators of impairment such as adverse changes to any of the following:

• estimated recoverable ounces of copper, lead, zinc, gold, silver or other precious minerals
• estimated future commodity prices
• estimated expected future operating costs, capital expenditures and reclamation expenditures

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis is completed as needed, and at least annually. As of the date of this filing no events have occurred that would require the write-down of any assets. In addition, the carrying amounts of the group’s assets are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2011 and 2010, respectively, no indications of impairment existed.

Certain mining plant and equipment included in mine development and infrastructure is depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years. Other non-mining assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years.

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS
Financial and Derivative Instruments

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

We periodically assess our financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt, equity, and common stock equivalents in excess of available authorized common shares, and contracts with variable share settlements.  In the event of derivative treatment, we mark the instrument to market.

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

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing remediation, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. There were no reclamation and remediation costs accrued as of December 31, 2011 or December 31, 2010.

Exploration expenses and purchase of Technical Data

Exploration costs not directly associated with proven reserves on our mining concessions are charged to operations as incurred.

Technical data, including engineering reports, maps, assessment reports, exploration samples certificates, surveys, environmental studies and other miscellaneous information, may be purchased for our mining concessions.  When purchased for concessions without proven reserves the cost is considered research and development pertaining to a developing mine and is expensed when incurred.

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS
Income taxes

Income taxes are provided for using the asset and liability method of accounting in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realization of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, we continually assess the carrying value of our net deferred tax assets.

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

Net Loss per Common Share

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the years ended December 31, 2011 and 2010, respectively, the Company incurred a net loss, resulting in no potentially dilutive common shares.

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

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

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

Recently adopted and recently issued accounting guidance

Adopted

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2011. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

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

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

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

Note 2. Property, plant, equipment, mine development and land and related notes payable

	December 31, 2011	December 31, 2010

Land	$19,590	$19,590
Mining concessions:
Pilar (a)	710,172	710,172
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Centenario (b)	635,571	1,946,545
Pirita (c)	250,000	246,455
Picacho (d)	1,250,000	1,250,000
Picacho Fractions I, II and III (e)	163,793	-
La Palma (f)	80,000	-
La Verde (g)	60,000	-
Las Viboras (h)	188,094	-
Mining concessions	3,959,369	4,774,911

Property, plant and equipment	3,531,501	3,603,210
	7,510,460	8,397,711
Less – accumulated depreciation	(562,273)	(295,925)
	$6,948,187	$8,101,786

Pilar, Don Roman, Las Nuvias, Centenario, La Palma and La Verde properties are located in Mexico and are known as the Don Roman Groupings.

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

The Picacho and Picacho Fractions I, II and III properties are located in Mexico and are known as the Picacho Groupings.

a.
In January 2007, the Company acquired the Pilar de Mocoribo Prospect (“Pilar”) from Tara Gold Resources Corp. for $739,130 plus $115,737 of value-added tax (as amended).  The Company owes the following for this mining concession (including the applicable value-added tax):

2011	$535,659

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $739,130 have been discounted using the incremental borrowing rate of 5.01%. As of December 31, 2011, the present value of future payments is as follows:

	Debt	IVA	Total
Total remaining debt	$486,739	$77,878	$564,618
Imputed interest	(28,959)	-	(28,959)
Present value of debt	$457,780	$77,878	$535,659

b.	In November 2008, the Company acquired “Centenario” from an independent third party. The property was purchased for an effective purchase price of $635,571, plus value-added taxes.

In June 2009, the Company and the note holder modified the initial agreement to 1) revalue the entire Centenario concession to $2,000,000, 2) apply $127,000 toward the purchase price which had already been paid and recorded as a mining deposit, and 3) apply $197,956 toward the new price of the concession which was originally paid by another subsidiary of the Company’s Parent.  These changes resulted in the following 1) additional debt of $28,044 plus related value-added tax for these concessions, 2) the reduction of the amount of the mining deposit of $127,000, 3) an expense of $6,000 that AMM also paid but which was not included in the revaluation of the concession, and 4) the increase in Due to Related Party of $197,956 plus related value-added tax.

In March 2011, the Company and the note holder agreed to reduce the purchase price of the Centenario concession to $635,571. These changes resulted in the following: 1) decrease debt by $1,310,974; and 2) decrease recoverable value-added taxes by $218,309. At March 31, 2011 the amended purchase price of $635,571 was paid in full.

In March 2011, the Company purchased technical data pertaining to Centenario from the former owner in consideration for 416,100 shares of the Company’s common stock and $100,000 cash. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Company’s common stock and the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $932,000. At April 2011, the Company issued 416,100 shares of common stock valued at $353,685 and will settle the remaining shares at the time that they exercise their right to sale.

c.	In June 2009, the Company acquired “Pirita” from an independent third party for effective purchase price of $250,000, plus value-added tax of $30,000.

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

The resulting debt payment schedule, including applicable value-added tax, is as follow:

2011	$174,000

In accordance with the Interest Topic of FASB ASC, the note payable amount of $200,000 has been discounted using the incremental borrowing rate of 2.76%. As of December 31, 2011, the present value of future payments toward the notes payable on the Pirita contract is as follows:

	Debt	IVA	Total
Present value of debt	$150,000	$24,000	$174,000

d.	In June 2009, Adit acquired “Picacho” from an independent third party for an effective purchase price of $1,250,000, plus $200,000 in value-added taxes. This was paid in full in March 2010.

Also in March 2010, Adit purchased technical data pertaining to the Picacho Prospect from the prospect’s former owner in consideration for the issuance to the former owner of 437,500 shares of the Company’s common stock and 320,000 shares of Adit’s common stock. The technical data includes engineering reports, maps, assessment reports, exploration samples certificates, surveys, environmental studies and other miscellaneous information pertaining to the Picacho Prospect. As of March 31, 2010 the Picacho Prospect did not have any proven reserves.  As such, the information purchased was considered research and development pertaining to a developing mine and is expensed when incurred. The parties agreed that the value of the stock for the technical data was $2.25 per share for Adit stock and $4.00 per share for the Company’s common stock.  The Company has accounted for the shares at their fair market value as follows:  320,000 shares of Adit’s common stock were valued at $0.75 per share, and 437,500 shares of the Company’s common stock were valued at $2.25.  All fair market values were determined based on contemporaneous stock issuances for cash or if the stock was quoted on an exchange, it’s closing stock price. All stock was issued April 2010.

See additional discussion on this property in Note 5 below.

e.
In May 2011, the Company acquired the “Picacho Fractions I, II and III” from Tara Gold for $163,793 plus value-added tax of $26,207. The full amount was financed with an interest rate of LIBOR plus 3.25%.

As of March 31, 2012 the amount due was paid in full.

f.	In March 2011, the Company acquired “La Palma” from an independent third party for an effective purchase price of $80,000, plus value-added taxes of $12,800. This was paid in full in 2011.

In March 2011, the Company purchased technical data pertaining to the La Palma from the former owner for 460,000 shares of the Company’s common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Company’s common stock and the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $920,000. At April 2011, the Company issued 460,000 shares of common stock valued at $391,000 and will settle the remaining shares at the time that they exercise their right to sale.

g.
On April 2011, the Company acquired “La Verde” from an independent third party for $60,000, plus value-added taxes of $9,600.  The Company paid $30,000 as a deposit for the concession mining deposit in 2010 which was applied to the effective price of the property and the remaining balance was paid in 2011.

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

In April 2011, the Company purchased technical data pertaining to the La Verde from the former owner for 370,000 shares of the Company’s common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Company’s common stock and the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $740,000. At April 2011, the Company issued 370,000 shares of common stock valued at $314,500 and will settle the remaining shares at the time that they exercise their right to sale.

h.
On July 2011, the Company acquired “Las Viboras Dos” from an independent third party for an effective purchase price of $188,094, plus value-added tax of $30,095.  The purchase price was financed and has a balance at December 31, 2011 of $188,094 plus $30,095 in value-added taxes.

Other Mining Commitments

Tania Iron Ore Project

The Company leased the Tania Iron Ore Project in May 2011 for royalty payments based on production.

Under the terms of the lease, the Company has the right to remove 6 million tonnes of iron ore concentrate from the property, with renewal rights extending through the life of the property. The Company had agreed to pay $6 per tonne for the first 500,000 tonnes removed from the property and $7 per tonne thereafter. The Company has paid $100,000 (see Note 4) against future royalty payments.

Mina El Champinon Iron Ore Project

In September 2011, the Company leased the Mina El Champinon Iron Ore Project (“Champinon”) for royalty payments based on production which gives the Company the right to mine the project for a period of 10 years with an automatic renewal clause.

Tara Minerals will semi-annually pay the concession owner a royalty of $5, plus any value-added tax, for each tonne of material sold with a minimum of $300,000 in royalty payments every 6 months. The concession owner has been paid $175,000, plus value-added taxes (see Note 3), and will be advanced funds, against the minimum royalty, on a monthly basis.

Note 3. Mining Deposits

As of December 31, 2011 and 2010, respectively, the Company paid deposits of $175,000 and $28,888 toward Champinon (see Note 2) and other mining projects.

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

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

In 2011, the Company paid $100,000 advance payable to the Tania Iron Ore Property vendor, against future royalty payments and $175,000 to the subcontractor at the Tania Iron Ore Property for property improvements.  The Company is seeking the return of the $175,000 from the subcontractor for non-performance.

Note 5. Income Taxes

The Company files income tax returns in the United States (“U.S.”) and Mexico jurisdictions.  In the U.S., Tara Minerals and Adit file a consolidated tax return.  In Mexico, AMM and ACM file standalone tax returns which were filed as of March 31, 2012.  The U.S. return for 2011 will be filed after the filing of these financial statements. No tax returns for the Company or any subsidiary of the Company are currently under examination by any tax authorities in their respective countries, except for routine tax reviews for AMM for August – December 2011.

The provision for federal and state income taxes for the year ended December 31, 2011 includes elements of the Tara Minerals and Adit as one filing entity; and AMM and ACM as separate filing entities.

The December 31, 2011 and since inception income tax benefit is as follows:

	U.S. Companies	Mexico Companies	Total
Current (asset) liability - total	$-	$-	$-
Deferred (asset) liability - total	(6,516,000)	(1,702,000)	(8,218,000)
Valuation allowance	-	1,702,000	1,702,000
Income tax benefit, since inception	$(6,516,000)	$-	$(6,516,000)

As further discussed in Note 13, the Company sold 100% of its interest in ACM.  We believe that the deferred tax asset above is realizable, net of the valuation allowance disclosed, due to this.

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

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

At December 31, 2011 total deferred tax assets and deferred tax liabilities are as follows:

	U.S. Companies	Mexico Companies	Total
Deferred tax asset – current	$4,041,000	$-	$4,041,000
Deferred tax asset – non-current portion	2,475,000	1,702,000	4,177,000
Total deferred tax asset	6,516,000	1,702,000	8,218,000

Deferred tax liability - current	-	-	-
Deferred tax liability – non current	-	-	-
Total deferred tax liability	-	-	-

Valuation allowance	-	(1,702,000)	(1,702,000)
Net deferred tax asset (liability)	$6,516,000	$-	$6,516,000

Due to the above mentioned sale of ACM results in the realization of a majority of the available deferred tax asset for the Company’s U.S. consolidated tax return.

Net operating losses generated in Mexico may only be used to offset income generated in Mexico.  ACM has a net operating loss in Mexico of approximately $390,000 with an estimated tax benefit of $145,000 and AMM has a net operating loss in Mexico of $4,275,000 with an estimated tax benefit of $1,558,000.  Per the Income Tax topic of the FASB ASC, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset relating to our Mexican subsidiaries at December 31, 2011.

Net operating losses expire as follows:

	U.S. Companies	Mexico Companies	Total
December 31, 2019	$57,000	$-	$57,000
December 31, 2020	12,992,000	3,339,000	16,331,000
December 31, 2021	2,335,000	4,665,000	7,000,000
Total net operating loss	$15,384,000	$8,004,000	$23,388,000

Per Internal Revenue Code Section 382, in the event of a change of ownership, the availability of the Company’s net operating losses carry forwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of this net operating loss carry forwards.  This limitation may not apply pursuant to an ownership change as described in Section 1262 of P.L. 111-5.

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Reconciliation of the differences between the statuary tax rate and the effective income tax rate is as follows:

	U.S. Companies	Mexico Companies
Statutory Federal tax rate	35%	30%
Valuation allowance	-	(30%)
Effective income tax rate	35%	-

Tax Matters related to the Company’s Parent Company Tara Gold:

Corporacion Amermin S.A. de C.V. (“Amermin”) is a sister company to Tara Minerals through common ownership of the Company parent, Tara Gold.  Amermin’s 2007 tax return has been audited by the Mexican government, with their corresponding reporting dated January 13, 2011.  Upon receipt of this report Amermin’s Mexico tax experts recommended appealing the report.  The appeal was filed March 10, 2011 and is in the evidence stage awaiting conclusion so that a ruling can be made.  Amermin’s records indicate that, at the time of notification, all applicable taxes due from Amermin had been paid and the ownership of the Picacho property had been renegotiated to American Copper Mining with all related taxes payable by American Copper Mining having been paid. Although the Company believes the related taxes from this report to be in error, an accrual of approximately $653,000 was recognized at December 31, 2010 by Amermin. In the second quarter of 2011, Amermin was notified that the Mexico tax authorities had liened several of Amermin’s properties along with the Picacho property.  In conjunction with the sale of American Copper Mining in 2012, the Company has paid this lien but is taking action necessary towards seeking a refund from the Mexico tax authorities.

Note 6. Related Party Transactions

Due to related parties, net of due from was $2,380,403 and $3,465,232 as of December 31, 2011 and 2010, respectively.

In January 2007, Amermin made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Groupings) and sold the concessions to AMM. At December 31, 2011, Amermin has paid the original note holder in full. AMM owes Amermin $535,659 for the Pilar mining concession and $211,826 for the Don Roman mining concession.
As of December 31, 2011 Amermin loaned AMM $781,898 at 0% interest, due on demand.

As of December 31, 2011 Tara Gold loaned the Company $657,624 which amount is included in Due to Related Parties. There are no terms to this intercompany payable and it is due on the demand of Tara Gold.

In September 2010, Tara Gold entered into a tentative agreement with the Company which provided that the Company would acquire all of the outstanding shares of Tara Gold by exchanging one Tara Mineral share for two Tara Gold shares.  In 2011 this agreement was cancelled and Tara Gold announced it would begin to distribute all of its shares of the Company’s common stock to its shareholders. In May 2011, the first distribution, at a rate of one share of the Company’s common stock for every 20 outstanding shares of Tara Gold, was made. At December 31, 2011, Tara Gold owns 53% of the common stock of the Company.

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

In May 2011, the Company acquired the “Picacho Fractions I, II and III” from Tara Gold for $163,793 plus value-added tax of $26,207. The full amount was financed with an interest rate of LIBOR plus 3.25%.

In July 2009, Adit issued Tara Minerals a promissory note in the principal amount of $650,000 to compensate Tara Minerals for its down payment toward the purchase price of Picacho mentioned in Note 2 (d) above, and to reimburse Tara Minerals for other amounts advanced on behalf of Adit.  The note is unsecured, bears interest at 3.25% per year, and is due and payable on June 30, 2011.  Adit has since repaid $600,000 towards this note.  In March 2010, Adit acquired technical data pertaining to Picacho.  Adit paid for the Company’s shares used in the acquisition by means of a note in the principal amount of $1,750,000.  The note bears interest at 6% per year and is due and payable on March 31, 2012. At any time after July 1, 2010 the Company may convert the outstanding principal, plus accrued interest, into shares of Adit’s common stock.  The Company will receive one share of Adit’s common stock for each $0.75 (as amended December 31, 2010) of principal and interest converted. Both notes are intercompany transactions that eliminate during the consolidation of these financial statements.

During the year ended December 31, 2010 an officer of the Company loaned the Company $50,000. The note bears interest at 10% per year, and was due and payable on December 15, 2010. As further consideration for extending credit to the Company, the officer received a warrant that entitles him to purchase 50,000 shares of the Company’s restricted common stock at a price of $1.20 per share. In December 2010, the Company extended the note holder the ability to convert the note, plus interest, into shares of the Company at $0.50 per share.  Upon conversion any outstanding warrants expire.  The officer elected to convert the note and related interest as of December 31, 2010.  Based on the fair value of the shares at December 31, 2010 the Company incurred a loss on debt extinguishment of $74,006.  The related shares were issued in 2011.

On July 28, 2010 Adit borrowed $100,000 from an officer of Adit. The note bears interest at 3.25% per year, with interest payable quarter and due on June 30, 2012 (as amended).

Note 7. Notes Payable

The following table represents the outstanding balance of loans and capital leases for the Company.

	December 31, 2011	December 31, 2010

Mining concessions	$392,189	$1,699,737
Auto loans	96,762	119,766
Related party	100,000	100,000
Equipment	-	72,848
	588,951	1,992,351
Less – current portion	(519,977)	(924,001)
Non-current portion	$68,974	$1,068,350

See Note 2 above for notes payable relating to mining concessions and Note 6 for notes payable, related party.

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

During the year ended December 31, 2010, AMM financed the purchase of five trucks and one car to be used in operations for $128,750.  During the year ended December 31, 2011, one of the vehicles purchased in 2010 was stolen, the insurance claim was processed, and the note payable and the fixed asset removed.  AMM financed the purchase of one truck to be used in operations for $48,491. Notes payable interest rates range between 13.5% and 14.5%; notes payable mature between August 2014 and June 2015. As of December 31, 2011 the outstanding balance of the loans was $96,762.

On July 21, 2010, AMM entered into a capital lease for mining equipment for $98,500 plus value-added taxes. During the year ended December 31, 2011 the Company defaulted on the capital lease and the asset and related debt were removed, and payments were reclassified to treat the payments similar to an operating lease.

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

The five year maturity schedule for notes payable is:

	2012	2013	2014	2015	2016	Total

Mining concessions	$392,189	$-	$-	$-	$-	$392,189
Auto loans	27,788	31,896	30,927	6,151	-	96,762
Related party	100,000	-	-	-	-	100,000
Total	$519,977	$31,896	$30,927	$6,151	$-	$588,951

Note 8. Iron Ore Properties and Related Financial Instrument

In 2011, the Company raised $750,000 through a financial instrument to fund potential Iron Ore Properties. A portion of the funds will be used to secure appropriate environmental permits, export permits, and recovery process engineering. The financial instrument has no repayment requirement, except if the Iron Ore Properties generate revenue. As the Company’s common stock has not been issued and this is not a debt instrument, the amount raised has been treated as a temporary financing instrument until such time as changes require debt or permanent equity treatment. The beneficial conversion feature of this instrument was determined to be $180,000. Once a triggering event takes place the beneficial conversion feature accounting will follow the treatment of debt or equity.

Note 9. Stockholders’ Equity

The authorized common stock of the Company consists of 200,000,000 shares with par value of $0.001.

January 2010, the Company issued 100,000 shares of common stock valued at $157,000 or $1.57 a share for officer bonuses.

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

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

March 2010, the Company issued 416,667 shares of common stock for warrants exercised, for $458,334 or $1.10 a share, for cash.

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

October 2010, the Company sold 295,200 Units at a price of $1.25 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $1.50 per share during the first year period and $2.00 the second year following the sale of the Units.  The warrants expire two years after their issuance.  As of December 31, 2011 22,000 warrants were exercised for $33,000.

October 2010, the Company issued 26,120 shares of common stock for services, valued at $28,210 or $1.08 a share.

October 2010, the Company issued 500,000 shares of common stock for warrants exercised, for $500 or $0.001 a share for cash.

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Between October and December 2010, the Company sold 1,571,799 Units at a price of $0.75 per Unit.  Each Unit consisted of one share of Tara Mineral’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Mineral’s common stock at a price of $1.00 per share during the two year period following the sale of the Units.  The warrants expire two years after their issuance.  As of December 31, 2011 no warrants have been exercised.

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

April 2011, the Company issued 100,000 shares of common stock to an Officer of the Company, valued at $100,000 or $1.00 a share for payment on behalf of Tara Gold for services rendered. See Note 6 above.

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

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

In September 2011, the Company sold 1,217,667 units in a private offering for $1,217,667 in cash, or $1.00 per unit. Each unit consisted of one share of the Company’s common stock and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.25 per share during the first year or $1.50 per share during the second year after units were sold and shares issued.

September 2011, the Company issued 100,000 shares of common stock, valued at $66,000 or $0.66 a share for services rendered.

September 2011, the Company issued 90,000 shares of common stock, valued at $148,500 or $1.65 a share for services rendered.

September 2011, the Company issued 10,000 shares of common stock for warrants exercised, for $15,000 in cash or $1.50 a share.

September 2011, the Company issued 12,000 shares of common stock for warrants exercised, for $18,000 in cash or $1.50 a share.

In December 2011, the Company sold 1,475,714 units in a private offering for $516,500 in cash, or $0.35 per unit. Each unit consisted of one share of the Company’s common stock and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.35 per share for one year.

In December 2011, the Company issued 165,000 shares of common stock, valued at $202,950 or $1.23 a share for services rendered.

In December 2011, the Company issued 1,133 shares of common stock for warrants exercised, for $1,133 or $1.00 a share.

Note 10.   Non-controlling Interest

	December 31, 2011	December 31, 2010

Combined Adit / ACM:
Common stock for cash	$1,999,501	$1,499,501
Common stock for services	95,215	95,215
Technical data for Picacho	240,000	240,000
Officer stock based compensation	944,956	631,478
Cumulative statement of operations pickup through December 31, 2010	(400,368)	(400,368)
Statement of operations pick up 2011	(52,096)	-
Other	5	5
Total non-controlling interest	$2,827,213	$2,056,831

Note 11.   Stock Compensation

The Company has the following stock option plans which are registered under a Form S-8:
•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

•	Stock Bonus Plan

In January 2010, under its Incentive Stock Option Plan the Company granted two of its officers options for the purchase of 750,000 shares of common stock. In May 2011, the options were cancelled and the Company concurrently granted new Incentive Stock Options to the officers; under this new grant the officers have the option to purchase 750,000 shares of common stock, exercisable at a price of $0.58 per share and vest at various dates until May 2013. The options expire at various dates beginning May 2013.  In accordance with the Stock Compensation Topic, FASB ASC 718-20-35, the Company has analyzed the cancellation of the award accompanied by the concurrent grant of a replacement award and determined that there was no further incremental compensation cost. The options that vested in 2011 associated with this transaction were valued at $493,384.

In September 2010, the Company granted options for 200,000 shares of common stock to an unrelated third party for investor relations services. The options have an exercise price of $1.00 per share, vest between September 2010 and March 2011, and expire two years from the date of vesting. The options that vested in 2011 associated with this transaction were valued at $36,353; 2010 vesting was valued at $145,412.

On October 28, 2009, Adit, the Company’s subsidiary, adopted the following stock option plans which have not been registered:
•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

In October 2009, Adit granted four of its officers options under its Nonqualified Stock Option Plan for the purchase of 1,000,000 shares of common stock. The options have an exercise price of $0.05 per share, the options will vest at a rate of 20% per year, the first set of options vested on October 28, 2010, and is scheduled to expire on November 15, 2015.  The options that vested in 2011 and 2010 were valued at $134,979 each year.

In October 2009, Adit granted four of its officers bonus shares under its Stock Bonus Plan for 475,000 shares, 50% of the shares vested on October 28, 2010 and the remaining 50% will vest on October 28, 2011.  The stock bonuses were valued at $187,500 each year.

In February 2007, the Company granted two of its officers options under its Nonqualified Stock Option Plan for the purchase of 1,000,000 shares of common stock. The options have an exercise price of $0.05 and were originally scheduled to expire on February 1, 2010.  In January 2010, the expiration date of these options was extended to February 2012, and the Company recognized an additional $889,031.

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

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

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

	2011	2010
Expected volatility	98.06% - 163.11%	208.37% - 319.79%
Weighted-average volatility	143.46%	159.17%
Expected dividends	0	0
Expected term (in years)	1.50	0.75 – 4.50
Risk-free rate	0.58%	0.30% - 2.37%

A summary of option activity under the Plan as of December 31, 2011 and 2010, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,000,000	$0.05
Granted	4,650,000	0.87
Exercised	(20,000)	1.00
Forfeited, expired or cancelled	(1,000,000)	0.05
Outstanding at December 31, 2010	4,630,000	0.49	4.0	$3,111,000
Granted	750,000	0.58
Exercised	(1,100,000)	0.05
Forfeited, expired or cancelled	(930,000)	1.52
Outstanding at December 31, 2011	3,350,000	$0.69	3.0	$1,408,500

Exercisable at December 31, 2011	2,340,000	$0.88	3.5	$1,281,400

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Nonvested Options	Options	Weighted -Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$-
Granted	4,650,000	1.37
Vested	(3,175,000)	1.26
Forfeited, expired or cancelled	-	-
Nonvested at December 31, 2010	1,475,000	1.37
Granted	750,000	0.58
Vested	(590,000)	0.79
Forfeited, expired or cancelled	(625,000)	1.57
Nonvested at December 31, 2011	1,010,000	$1.08

A summary of warrant activity under the Plan as of December 31, 2011 and 2010, and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,222,500	$0.65
Granted	4,775,252	1.43
Exercised	(2,052,336)	0.82
Forfeited, cancelled or expired	(1,673,417)	1.54
Outstanding at December 31, 2010	4,271,999	$0.73	1.5	$2,190,060
Granted	4,346,715	0.87
Exercised	(1,220,633)	0.97
Forfeited, cancelled or expired	(5,000)	0.40
Outstanding at December 31, 2011	7,393,081	$0.89	1.5	$1,247,886

Exercisable at December 31, 2011	7,393,081	$0.89	1.5	$1,247,886

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Nonvested Warrants	Warrants	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$-
Granted	4,775,252	1.82
Vested	(4,275,252)	1.39
Forfeited, cancelled or expired before vesting	(500,000)	1.82
Nonvested at December 31, 2010	-	-
Granted	4,346,715	0.87
Vested	(4,346,715)	0.87
Forfeited, cancelled or expired before vesting	-	-
Nonvested at December 31, 2011	-	$-

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Note 12.      Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Total notes payable, including related party	$588,951	$588,951	$-	$-
Due to related parties, net of due from	2,380,403	2,380,403	-	-
Iron ore properties financial instrument	570,000	570,000	-	-
Total	$3,422,829	$3,422,829	$-	$-

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Total notes payable	$1,992,351	$1,992,351	$-	$-
Due to related parties, net of due from	3,465,232	3,465,232	-	-
Total	$5,457,583	$5,457,583	$-	$-

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Note 13.       Subsequent Events

a.
In July 2010, Tara Minerals entered into a joint venture agreement whereby third parties would contribute 100% of the mining rights to the concession “Mina Godinez” and Tara Minerals would have the exclusive rights to manage, operate, explore and exploit the concession. This joint venture was terminated January 18, 2012.

b.
On April 4, 2012 Adit Resources Corp. sold its subsidiary, American Copper Mining S.A. de C.V. (“American Copper”) to Yamana Mexico Holdings B.V. (“Yamana”).  American Copper’s primary asset is the Picacho groupings.

As consideration for the sale of American Copper, Yamana agreed to pay Adit, in U.S. dollars:

•
$7.5 million, minus approximately $780,000 (the amount required to pay the Mexican government to release its tax lien on the Property), will be deposited into an escrow account and will be released when the Mexican government releases its tax lien on the Property (the “Escrow Release Date”);

•	Yamana Gold Inc. will surrender 500,000 common shares, and warrants to purchase an additional 250,000 common shares, that it holds in the capital of Adit for cancellation by Adit;

•	$9.8 million one year after the Escrow Release Date;

•
During the period ending five years after the Escrow Release Date, $1.0 million for every 100,000 ounces of gold, (whether proved, measured or inferred) (as defined by Canadian Securities Administrators National Instrument 43-101) discovered on the Property. If no gold is defined on the Property three years after the Escrow Release Date, Yamana will make an advance payment of $3 million. Pursuant to this provision of the Agreement, Yamana will pay a maximum of $14 million.

•	$4.3 million six years after the Escrow Release Date.

Yamana has the option to terminate the agreement within ten business days prior to the one year anniversary of Escrow Release Date for any reason.  If the Agreement is terminated, Yamana will be required to return the capital stock of American Copper and the underlying Property to Company in good standing.

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

Tara Minerals’ management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of Tara Minerals’ internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, Tara Minerals’ management concluded that Tara Minerals’ internal control over financial reporting was effective as of December 31, 2011.

There was no change in Tara Minerals’ internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, Tara Minerals’ internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

Not applicable.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Name	Age	Position
Francis R. Biscan, Jr.	51	President, Chief Executive Officer and Director
David Barefoot	47	Chief Operating Officer
Lynda R. Keeton-Cardno	40	Chief Financial Officer and Treasurer
Clifford A. Brown	60	Director, U.S. Corporate Controller
Ramiro Trevizo	55	Director

The directors of Tara Minerals serve in such capacity until the first annual meeting of Tara Minerals’ shareholders and until their successors have been duly elected and qualified.  The officers of Tara Minerals serve at the discretion of Tara Minerals’ directors.

The principal occupations of Tara Minerals’ officers and directors are as follows:

Francis R. Biscan, Jr., Chief Executive Officer.  Mr. Biscan has been an officer and director of Tara Minerals since May 2006.  Between 1997 and August 2003 Mr. Biscan was an independent financial consultant, providing advice to public and private companies in the areas of capital formation and mergers and acquisitions.  Mr. Biscan has also been an officer and director of Tara Gold Resources since August 2003 and an officer and director Adit Resources since June 2009.

David Barefoot, Chief Operating Officer.  Mr. Barefoot has been an officer of Tara Gold and Tara Minerals since August 2011.  On August 9, 2011 David Barefoot was appointed as the Company’s Chief Operating Officer.  Over the last year and a half, Mr. Barefoot has been an integral part of streamlining the Company and overall strategy development with regards to advancing the Company's portfolio of properties. Working closely with the CEO, he will continue to build and manage the strengths of the Company's team in the U.S. and Mexico.  For the past 26 years, Mr. Barefoot has been a consultant (as a sole proprietor) to various public and private businesses focusing on business development, expanding market share presence and building leadership teams; including 16 years of hiring, training and developing leadership in the financial services industry throughout the Southeast and Chicago areas.  The immediate past 5 years Mr. Barefoot has continued consulting (as a sole proprietor) and sits as the President and Board Member of Vision Sky, a company that focuses on software for the home health care industry.  Mr. Barefoot has been a director of Adit Resources since May 2011.

Lynda R. Keeton-Cardno, CPA, Treasurer, Chief Financial Officer.  Ms. Keeton-Cardno has been an officer of Tara Minerals and Tara Gold since January 2011.  Since 2004, Ms. Keeton-Cardno has been the CEO/Managing Member of Lynda R. Keeton CPA, LLC, a PCAOB registered firm which provides audit and consulting services to public and private companies.  Between 1996 and 2002, Ms. Keeton-Cardno worked for Arthur Andersen LLP in Phoenix, AZ and Las Vegas, NV in both the Audit and Advisory group and Technology Risk Consulting group.  Ms. Keeton-Cardno is a licensed Certified Public Accountant in Nevada, a member of the American Institute of Certified Public Accountants, a graduate of Arizona State University’s School of Business and Honors College, and has held the Certified Information Systems Auditor designation.  Ms. Keeton-Cardno is also the treasurer for Tara Gold, Tara Minerals, and Adit Resources.

Clifford A. Brown, CPA, U.S. Controller and Director.  Mr. Brown has been an officer and director of Tara Minerals since May 2006.  Since 1989 Mr. Brown has been the President of Clifford A. Brown and Co., a firm which provides accounting and consulting services and sells accounting software.  Since 1993 Mr. Brown has served as the treasurer and Board member of Restoration Ministries, Inc., a non-profit corporation with 33 different ministries in Chicago.  Mr. Brown has also been an officer and director of Tara Gold since November 2004 and a director of Adit Resources since June 2009.  Mr. Brown has been a Certified Public Accountant since 1981.

Ramiro Trevizo, Director.  Mr. Trevizo has been a director of Tara Minerals since May 2008 and President/Sole administrator for American Metal Mining, S.A. de C.V, its Mexican subsidiary since 2007.  Mr. Trevizo has also been the President of Corporacion Amermin, S.A. de C.V., the Mexican subsidiary of Tara Minerals Resources Corp., since 2005.  Between 2003 and 2005 Mr. Trevizo was the President of Grupo Constructor del Desierto, S.A., an engineering company based in Chihuahua, Mexico.  Between 2002 and 2004 Mr. Trevizo was a regional manager for D&B Engineering of Phoenix, Arizona.  Mr. Trevizo was a project manager for Concord, California based OSP Consultants from 1999 to 2002.

Key Employees

Mr. Robert R. Wheatley, President, CEO and Director of Adit Resources Corp. Mr. Wheatley has been an officer and director of Adit since September 15, 2009 and President/Sole administrator for American Copper Mining, S.A. de C.V, its Mexican subsidiary since 2007 through the date this subsidiary was sold. Mr. Wheatley has been the President of Prowling Puma, LLC since May 30, 2009. During 2008 and 2009 Mr. Wheatley was the Director of Exploration - North and Central America - for Yamana Gold Inc. Between 1996 and 2007 Mr. Wheatley held a variety of management positions with Meridian Gold Company, the predecessor of Yamana Gold. Prior to his association with Meridian, Mr. Wheatley was a geologist with FMC Gold, Homestake Mining Co., UV Industries and Superior Oil Co. Mr. Wheatley received his Bachelor of Science degree in geological engineering from the University of Arizona in 1974 and his Executive MBA degree from Colorado Technical University in 2006.

Steve Eady, Chief Geologist.  Mr. Eady was appointed Chief Geologist for Tara Minerals in December 2011 and is an accomplished geologist and has been working in mining since 1973. His past experience includes mineralogy, geology, ore reserve development, leach testing, feasibility studies and geological related development research. He has worked in the past for Inspiration Consolidated Copper Company, and on numerous exploration and development projects at Phelps Dodge Mining / Freeport-McMoRan Copper & Gold Inc.

Tom Claridge, Senior Mining and Plant Engineer.  Mr. Claridge was appointed Senior Mining and Plant Engineer for Tara Minerals in December 2011 and is an accomplished project manager with over 20 years of experience in mine operations, plant design, and water treatment all over the world. His experience includes mineral resource evaluations, conceptual and feasibility reports, metallurgical test programs, economic evaluations and mine and process development of engineering projects for major and junior mining companies. His past employers include Hanlon Engineering & Architecture Inc. and Phelps Dodge Mining / Freeport-McMoRan Copper & Gold Inc.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table shows the compensation paid or accrued during the three years ended December 31, 2011 to the executive officers of Tara Minerals.

						All Other
				Stock	Option	Annual
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	Total
Francis R. Biscan,	2011	$184,000	$-	$-	$-	$-	$184,000
President and Chief	2010	60,000	-	78,500	2,954,000	-	3,092,500
Executive Officer	2009	40,000	-	15,000	-	-	55,000

Dave Barefoot	2011	136,000	-	-	-	-	136,000
Chief Operating	2010	-	-	-	-	-	-
Officer(6)	2009	-	-	-	-	-	-

Lynda R. Keeton-Cardno,	2011	32,000	-	-	-	-	32,000
Chief Financial Officer	2010	-	-	-	-	-	-
and Treasurer (6)	2009	-	-	-	-	-	-

Clifford A. Brown,	2011	78,000	-	-	-	-	78,000
Controller, Director	2010	30,000	-	39,250	977,000	-	1,046,250
	2009	20,000	-	7,500	-	-	27,500

(1)	The dollar value of base salary (cash and non-cash) received.

(2)	The dollar value of bonus (cash and non-cash) received.

(3)	During the periods covered by the table, the value of Tara Mineral’s shares issued as compensation for services to the persons listed in the table.

(4)
The value of all stock options granted during the periods covered by the table.  See Note 9 to the financial statements included as part of this report for details concerning the assumptions used in determining the value of these options.  See the “Stock Option and Bonus Plans - Summary” section below for other information concerning these stock options.

(5)	All other compensation received that Tara Minerals could not properly report in any other column of the table.

(6)	In 2011, Mr. Barefoot was appointed Chief Operating Officer and Ms. Keeton-Cardno were appointed Chief Financial Officer and Treasurer.

The following shows the amounts that Tara Minerals expects to pay to its officers during the twelve month period ending December 31, 2012 and the time these persons plan to devote to Tara Minerals’ business.  Tara Minerals has employment agreements with its officers.  In 2011, Tara Minerals became the consolidated Tara companies pay master.  The overall compensation of the Company’s officer remains consistent with 2010 when Tara Minerals is consolidated with Tara Gold. Refer to the exhibits table below for all employment agreements.

	Proposed	Time to be Devoted to
Name	Compensation	Tara Minerals’ Business
Francis Richard Biscan, Jr.	$184,000	20 hours / week
David Barefoot	136,000	20 hours / week
Lynda R. Keeton-Cardno	32,000	20 hours / week

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

Compensation of Directors.  Tara Minerals’ directors did not receive any compensation for their services as directors during the fiscal year ended December 31, 2011.

Stock Option and Bonus Plans.  Tara Minerals has adopted stock option and stock bonus plans.  A summary description of these plans follows.  In some cases these Plans are collectively referred to as the “Plans”.  Awards of options or shares of common stock are made to reward past services and to provide the recipient with an incentive for future performance.

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

Summary.  The following lists, as of December 31, 2011, the options granted and the bonus shares issued pursuant to the Plans.  Each option represents the right to purchase one share of Tara Minerals’ common stock.

	Total	Shares
	Shares	Reserved for	Shares	Remaining
	Reserved	Outstanding	Issued as	Options/Shares
Name of Plan	Under Plans	Options	Stock Bonus	Under Plans
Incentive Stock Option Plan	1,000,000	750,000	N/A	250,000
Non-Qualified Stock Option Plan	3,000,000	1,600,000	N/A	1,400,000
Stock Bonus Plan	750,000	N/A	750,000	-

Tara Minerals’ stock option and bonus plans have not been approved by its shareholders.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to Tara Minerals Incentive Stock Option and Non-Qualified Stock Option Plans as of December 31, 2011.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of This Table
Incentive Stock Option Plan	750,000	$0.58	250,000
Non-Qualified Stock Option Plan	1,600,000	$0.05	1,400,000

The following lists the unexercised options which were outstanding as of December 31, 2011 and held by the Tara Minerals’ officers and directors.

		Shares underlying
	Date of	unexercised options which are		Exercise	Expiration
Name	Grant	Exercisable	Unexercisable	Price	Date
Francis R. Biscan, Jr.	1/05/10	170,000	330,000	$0.58	2016-2018
Francis R. Biscan, Jr.	1/05/10	750,000	-	$0.05	1/05/15
Clifford A. Brown	2/01/07	250,000	-	$0.05	2/01/12
Clifford A. Brown	1/05/10	170,000	80,000	$0.58	2016-2017
Clifford A. Brown	1/05/10	250,000	-	$0.05	1/05/15
Ramiro Trevizo	1/05/10	250,000	-	$0.05	1/05/15
David Barefoot	9/01/10	200,000	-	$1.00	2012-2013

The following lists the shares issued pursuant to Tara Minerals Stock Bonus Plan:

Name	Date	Shares Issued
Francis R. Biscan, Jr.	4/23/09	250,000
Francis R. Biscan, Jr.	1/05/10	50,000
Clifford A. Brown	4/23/09	200,000
Clifford A. Brown	1/05/10	25,000
Ramiro Trevizo	4/23/09	200,000
Ramiro Trevizo	1/05/10	25,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table lists, as of April 13, 2012, those persons owning beneficially 5% or more of Tara Minerals’ common stock, the number and percentage of outstanding shares owned by each director and officer of Tara Minerals and by all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares (1)	Percent of Class
Francis R. Biscan, Jr. (2)	2,567,912	3.7%
2162 Acorn Court
Wheaton, IL 60189

David Barefoot (2)	200,000	0.3%
240 Columbus Circle
Longwood, FL 32750

Lynda R. Keeton-Cardno (2)	100,500	0.1%
185 Bethany St.
Henderson, NV 89074

Clifford A. Brown (2)	1,584,083	2.3%
313 Arbor Avenue
West Chicago, IL 60185

Ramiro Trevizo	256,000	0.4%
Calle Oregon #2432
Quintas del Sol, Chihuahua
Chihuahua, CP 31214
Mexico

Tara Gold Resources Corp. (2)	35,758,430	53.6%
375 N. Stephanie St., Ste. 211
Henderson, NV 89074

All officers and directors as a group (5 persons)	40,466,925	58.6%

(1)	Includes shares issuable, prior to May 31, 2012, upon the exercise of options held by the following persons:

	Date of		Exercise	Expiration
Name	Grant	Exercisable	Price	Date
Francis R. Biscan, Jr.	1/05/10	340,000	$0.58	2016-2018
Francis R. Biscan, Jr.	1/05/10	750,000	$0.05	1/05/15
Clifford A. Brown	2/01/07	250,000	$0.05	2/01/12
Clifford A. Brown	1/05/10	250,000	$0.58	2016-2017
Clifford A. Brown	1/05/10	250,000	$0.05	1/05/15
Ramiro Trevizo	1/05/10	250,000	$0.05	1/05/15
David Barefoot	9/01/10	200,000	$1.00	2012-2013

(2)	Mr. Biscan, Mr. Barefoot, Ms. Keeton-Cardno and Mr. Brown control Tara Gold Resources Corp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDANCE.

The following table lists the shares of Tara Minerals’ common stock, which have been issued or sold as of April 13, 2012 to the officers, directors and affiliates of Tara Minerals.

	Number
Shareholder	of Shares	Date	Consideration
Tara Gold Resources Corp.	30,000,000	5/25/06	$0 Founders’ Shares
Officers and Directors	650,000	4/23/09	(1)
Francis R. Biscan, Jr.	93,486	6/11/09	Accrued salary in the amount of $15,000.
Clifford A. Brown	46,742	6/11/09	Accrued salary in the amount of $7,500.
Tara Gold Resources Corp.	10,898,190	12/31/09	Conversion of debt and accrued interest in the amount of $1,750,088 and (2).
Officers and Directors	100,000	3/25/10	(1)
Clifford A. Brown	105,722	12/31/10	Conversion of loan in the principal amount of $50,000
Tara Gold Resources Corp	(5,139,760)	5/25/11	(3)

(1)	Shares were issued pursuant to Tara Minerals Stock Bonus Plan for services rendered. See Item 11 of this report for more information concerning the issuance of these shares.

(2)	In 2009 Tara Minerals acquired 2,147,000 shares of Tara Minerals’ common stock from an unrelated third party in a private transaction.

(3)
Tara Gold Resources Corp. began the distribution of its shares in Tara Minerals to its shareholders.  On May 25, 2011 Tara Gold distributed one share of Tara Minerals for every 20 outstanding shares of Tara Gold.  Additional distributions will be announced over the 24 months from the March 2011 declaration date until all Tara Minerals shares held by Tara Gold are distributed to Tara Gold’s shareholders.

See Item 1 and Item 8 (footnote 6) of this report for information concerning transactions between Tara Minerals, Tara Gold and Adit Resources.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Wilson Morgan LLP audited the Tara Minerals’ financial statements for the year ended December 31, 2011. Mendoza Berger & Company, LLP, audited the Tara Minerals’ financial statements for the year ended December 31, 2010 and performed the interim reviews for 2011.  The following table shows the aggregate fees billed to Tara Minerals for these periods.
	Year ended December 31, 2011	Year ended December 31, 2010
Audit Fees	$68,044	$40,500
Audit-Related Fees	-	-
Financial Information Systems	-	-
Design and Implementation Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees represent amounts billed for professional services rendered for the audit of Tara Minerals’ annual financial statements and the review of Tara Minerals’ interim financial statements.  Before Wilson Morgan LLP or Mendoza Berger & Company was engaged by Tara Minerals to render these services for year end 2011 but did not incur any fees in 2011; the engagement was approved by Tara Minerals’ Directors.

ITEM 15.  EXHIBITS.

Exhibit Number	Exhibit Name
3.1	Articles of Incorporation	1
3.2	Bylaws	1
4.1	Incentive Stock Option Plan	1
4.2	Non-Qualified Stock Option Plan	1
4.3	Stock Bonus Plan	1
10.1	Acquisition Agreement – Pilar de Mocoribo property	1
10.2	Acquisition Agreement – Don Roman property	1
10.3	Acquisition Agreement – Las Nuvias property	1
10.4	Consulting Agreement with Qualico Capital	1
10.5	Assignments of mining properties	1
10.6	Acquisition Agreement – Centenario Prospect	2
10.7	Service Agreement with Roadshows International	3
10.8	Consulting Agreement with Lions Gate International	3
10.9	Consulting Agreement with Sudhir Khanna	3
10.10	Consulting Agreement with Mayfair Associates	3
10.11	Settlement Agreement with Lions Gate Capital 5/1/09	3
10.12	Sales Contract of Common Stock from Ramiro Trevizo Ledezma to ACM	3
10.13	Sales Contract of Common Stock from Ramiro Trevizo Gonzales to ACM	3
10.14	Amended Agreement – Picacho Property	4
10.15	Purchase Agreement – Technical Data	4
10.16	Adit’s Incentive Stock Option Plan	4
10.17	Adit’s Non-Qualified Stock Option Plan	4
10.18	Adit’s Stock Bonus Plan	4
10.19	Tara Minerals convertible note with Adit	4
10.20	Amended Tara Minerals convertible note with Adit	4
10.21	Modified Agreement – Centenario	5
10.22	Acquisition Agreement – Centenario’s technical data	5
10.23	Acquisition Agreement – La Palma	5

10.24	Acquisition Agreement –La Palma’s technical data	5
10.25	Acquisition Agreement – La Verde	5
10.26	Letter of Intent – Don Roman grouping	5
10.27	Acquisition Agreement – Tania Iron Ore property	5
10.28	Acquisition Agreement –La Verde’s technical data	6
10.29	Subcontractor Agreement – Tania Iron Ore Project	6
10.30	Royalty Units – Term Sheet	6
10.31	Employment Agreement – Francis Biscan	8
10.32	Employment Agreement – Lynda R. Keeton	6
10.33	Transfer Agreement between ACM and Amermin – Picacho Fractions properties	6
10.34	Royalty Units – Subscription Agreements	6
10.35	Carnegie Agreement - Don Roman Property	6
10.36	Schedule E to the Carnegie Agreement - Don Roman Property	6
10.37	Acquisition Agreement – Las Viboras Dos	7
10.38	Acquisition Agreement – Exploitation rights on Champinon	7
14	Code of Ethics	8
21	Subsidiaries	4
31.1	Rule 13a-14(a) Certifications –CEO	8
31.2	Rule 13a-14(a) Certifications – CFO	8
32	Section 1350 Certifications	8
101.INS	XBRL Instance Document	8
101.SCH	XBRL Taxonomy Extension Schema Document	8
101.CAL	XBRL Taxonomy Calculation Linkbase Document	8
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	8
101.LAB	XBRL Taxonomy Label Linkbase Document	8
101.PRE	XBRL Taxonomy Presentation Linkbase Document	8

1	Incorporated by reference to the same exhibits filed with Tara Minerals’ registration statement on Form SB-2.

2	Incorporated by reference to the same exhibit filed with Tara Minerals’ report on Form 10-K for the year ended October 31, 2008.

3	Incorporated by reference to the same exhibits filed with Tara Minerals’ report on Form 10-K for the year ended December 31, 2009.

4	Incorporated by reference to the same exhibits filed with Tara Minerals’ report on Form 10-K for the year ended December 31, 2010.

5	Incorporated by reference to the same exhibits filed with Tara Minerals’ report on Form 10-Q for the quarter ended March 31, 2011.

6	Incorporated by reference to the same exhibits filed with Tara Minerals’ report on Form 10-Q for the quarter ended June 30, 2011.

7	Incorporated by reference to the same exhibits filed with Tara Minerals’ report on Form 10-Q for the quarter ended September 30, 2011.

8	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of April 2012.

TARA MINERALS CORP.

By    /s/ Francis R. Biscan, Jr.
Francis R. Biscan, Jr., President

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Francis R. Biscan, Jr.
Francis R. Biscan, Jr.	Director and Principal Executive Officer	April 13, 2012

/s/ Lynda R. Keeton-Cardno, CPA
Lynda R. Keeton-Cardno, CPA	Principal Financial and Accounting Officer	April 13, 2012