Form 10-Q
period 2012-03-31
Tara Minerals Corp.
filed 2012-05-14
CIK 1387054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

COMMISSION FILE NUMBER   333-143512

TARA MINERALS CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-5000381
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

375 N. Stephanie St. Bldg. 2 Ste. #211
Henderson, NV	89014
(Address of principal executive offices)	(Zip code)

(888) 901-4550
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

As of May14, 2012, the Company had 67,492,435 outstanding shares common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR
THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND
THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH MARCH 31, 2012

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash	$68,453	$365,587
Other receivables, net	346,067	341,950
Deferred tax asset, current portion	4,041,000	4,041,000
Prepaid Assets	105,000	116,500
Assets available for sale, net	1,464,250	-
Total current assets	6,024,770	4,865,037
Property, plant, equipment, mine development and land, net	5,449,967	6,948,187
Mining deposits	27,336	28,880
Deferred tax asset, non-current portion	2,475,000	2,475,000
Goodwill	-	12,028
Other assets	260,265	207,752
Total assets	$14,237,338	$14,536,884

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,547,931	$1,282,856
Notes payable, current portion	442,082	419,977
Notes payable related party	100,000	100,000
Due to related parties, net of due from	2,368,491	2,380,403
Total current liabilities	4,458,504	4,183,236
Notes payable, non-current portion	65,641	68,974
Total liabilities	4,524,145	4,252,210

Iron Ore Properties financial instrument, net	570,000	570,000

Stockholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 66,713,435 and 66,713,435 shares	66,713	66,713
Additional paid-in capital	30,930,613	30,930,613
Technical data paid with common stock	1,432,805	1,432,805
Common stock payable	347,000	-
Accumulated deficit during exploration stage	(26,151,266)	(25,333,453)
Accumulated other comprehensive loss	(296,120)	(209,217)
Total Tara Minerals stockholders’ equity	6,329,745	6,887,461
Non-controlling interest	2,813,448	2,827,213
Total stockholders’ equity	9,143,193	9,714,674
Total liabilities and stockholders’ equity	$14,237,338	$14,536,884

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND
COMPREHENSIVE LOSS
(UNAUDITED)
	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	From Inception (May 12, 2006) Through March 31, 2012
		(Restated)
Mining revenues	$-	$-	$160,421
Cost of revenue	-	-	658,007
Gross margin	-	-	(497,586)
Exploration expenses	144,661	1,930,319	5,517,396
Operating, general, and administrative expenses	633,276	695,487	25,229,138
Net operating loss	(777,937)	(2,625,806)	(31,244,120)

Non-operating (income) expense:
Interest income	(6,517)	(6,551)	(168,606)
Interest expense	4,836	5,309	2,121,825
Loss on debt due to extinguishment and conversion	-	-	776,952
Loss on disposal or sale of assets	-	4,260	4,260
Gain on dissolution of joint venture	-	-	(100,000)
Other income	-	(11,091)	(800,373)
Total non-operating (income) loss	(1,681)	(8,073)	1,834,058
Loss before income taxes	(776,256)	(2,617,733)	(33,078,178)
Income tax benefit	-	-	(6,516,000)
Loss from continuing operations	(776,256)	(2,617,733)	(26,562,178)
Discontinued operations:
Loss from operations of American Copper Mining	(55,322)	-	(55,322)
Net loss	(831,578)	(2,617,733)	(26,617,500)
Add: Net loss attributable to non-controlling interest	13,765	6,370	466,234
Net loss attributable to Tara Minerals’ shareholders	(817,813)	(2,611,363)	(26,151,266)

Other comprehensive loss:
Foreign currency translation	(86,903)	(35,387)	(296,120)
Total comprehensive loss	$(904,716)	$(2,646,750)	$(26,447,386)

Net loss per share, basic and diluted	$(0.01)	$(0.05)

Weighted average number of shares, basic and diluted	66,713,435	57,547,213

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	From Inception (May 12, 2006) Through March 31, 2012
		(Restated)
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(817,813)	$(2,611,363)	$(26,151,266)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	70,425	70,079	645,240
Allowance for doubtful accounts	122,129	(115,366)	1,954,324
Stock based compensation and stock bonuses	-	219,088	8,464,942
Common stock issued for services and other expenses	-	-	5,789,134
Cancellation of shares for settlement	-	-	(750,000)
Non-controlling interest in net loss of consolidated subsidiaries	(13,765)	(6,370)	(466,224)
Non-controlling interest - stock issued to third parties of subsidiaries	-	-	671,028
Accretion of beneficial conversion feature and debt discount	-	-	1,983,575
Exploration expenses paid with parent and subsidiary common stock	-	1,752,000	3,716,365
Loss on debt due to extinguishment and conversion	-	-	776,952
Accrued interest converted to common stock	-	-	84,438
Deferred tax asset, net	-	-	(6,516,000)
Loss from operations of American Copper Mining	55,322	-	55,322
Gain on dissolution of joint venture	-	-	(100,000)
Other	10,646	16,467	93,113
Changes in operating assets and liabilities:
Recoverable value-added taxes	(150,768)	(73,760)	(1,236,260)
Other receivables	(16,429)	(8,823)	(170,273)
Prepaid expenses	11,500	-	(105,000)
Other assets	(63,993)	83,841	(156,746)
Accounts payable and accrued expenses	284,099	78,089	1,593,748
Net cash used in operating activities	(508,647)	(596,118)	(9,823,588)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(790)	(6,094)	(2,645,973)
Purchase of mining concession	-	-	(860,231)
Payments made for mining deposits	1,544	-	(211,512)
Proceeds from the sale or disposal of assets	-	29,394	30,672
Assets available for sale, net	(222,258)	-	(222,258)
Other	-	-	(1,721)
Net cash (used in) provided by investing activities	(221,504)	23,300	(3,911,023)
Cash flows from financing activities:
Cash from the sale of common stock	-	50,000	9,706,332
Proceeds from notes payable, related party	-	-	150,000
Proceeds from notes payable	-	-	480,000
Payments towards notes payable	-	(61,403)	(1,315,502)
Payment towards equipment financing	-	-	(201,438)
Change in due to/from related parties, net	172,920	(127,405)	1,926,891
Common stock payable	347,000	212,744	134,256
Payments from joint venture partners	-	-	100,000
Non-controlling interest – cash from the sale of common stock of subsidiaries	-	500,000	2,368,645
Iron Ore Properties financial instrument	-	-	750,000
Net cash provided by financing activities	519,920	573,936	14,099,184

Effect of exchange rate changes on cash	(86,903)	(35,387)	(296,120)
Net (decrease) increase	(297,134)	(34,269)	68,453
Cash, beginning of period	365,587	157,579	-
Cash, end of period	$68,453	$123,310	$68,453

Supplemental Information:
Interest paid	$3,211	$34	$286,665
Income taxes paid	$-	$10,565	$10,565

Non-cash Investing and Financing Transactions:

Purchase of mining concession paid by debt to related party plus capitalized interest	$-	$-	$1,445,448
Purchase of or (reduction) in purchase of concession paid with notes payable plus capitalized interest	$-	$(1,310,974)	$1,422,144
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$-	$(218,502)	$1,753,293
Beneficial conversion value for convertible debt	$-	$-	$1,695,000
Beneficial conversion feature on financial instrument	$-	$-	$180,000
Conversion of debt to common stock, plus accrued interest	$-	$-	$2,309,438
Purchase of property and equipment through debt and common stock	$-	$-	$1,298,051
Issuance of common stock for Tara Gold Payable	$-	$-	$100,000
Security deposits reclassified to other receivables	$1,768	$-	$1,768
American Copper Mining assets, net of liabilities reclassified to assets available for sale	$1,297,314	$-	$1,297,314

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation:

The accompanying Condensed Consolidated Financial Statements of Tara Minerals Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Significant accounting policies disclosed therein have not changed, except as noted below.

Tara Minerals owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation.  Tara Minerals also owns 85% of the common stock of Adit Resources Corp. (“Adit”). Tara Minerals’ operations in Mexico are conducted through AMM since Mexican law provides that only Mexican corporations are allowed to own mining properties.  American Metal Mining’s primary focus is on industrial minerals, e.g. copper, zinc.

On April 4, 2012 Adit sold its subsidiary American Copper Mining S.A. de C.V. (“ACM”) to Yamana Mexico Holdings B.V. (“Yamana”). ACM’s primary asset is the Picacho groupings.

The Company currently has limited operations and, in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Development Stage Entities Topic, is considered an Exploration Stage Company.

In this filing references to "Company," "we," "our," and/or "us," refers to Tara Minerals and, unless the context indicates otherwise, its consolidated subsidiaries.

Tara Minerals is a subsidiary of Tara Gold Resources Corp. (“Tara Gold” or “the Company’s Parent”).

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of March 31, 2012 and December 31, 2011, the condensed consolidated results of its operations for the three months ended March 31, 2012 and 2011 and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. All intercompany balances and transactions have been eliminated in consolidation.

The reporting currency of the Company and Adit is the U.S. dollar.  The functional currency of AMM and ACM is the Mexican Peso. As a result, the financial statements of the subsidiaries have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for non-monetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with non-monetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement loss is recorded to accumulated other comprehensive income (loss).

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements for the AMM and ACM are as follows for the three months ended March 31, 2012 and 2011.  Mexican pesos per one U.S. dollar.

	March 31, 2012
Current exchange rate	Ps.	12.8489
Weighted average exchange rate for the three months ended	Ps.	13.0087

	March 31, 2011
Current exchange rate	Ps.	11.9219
Weighted average exchange rate for the three months ended	Ps.	12.0782

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

	March 31, 2012 (Unaudited)	December 31, 2011

Allowance – recoverable value-added taxes	$1,155,034	$1,211,109
Allowance - other receivables	410	377
Total	$1,155,444	$1,211,486

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011.  The adoption of this accounting standard update became effective for the reporting period beginning January 1, 2012.  The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011.   The adoption of this accounting standard update became effective for the reporting period beginning January 1, 2012.  The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this accounting standard update became effective for the reporting period beginning January 1, 2012.  The adoption of this guidance will not have a material impact on the Company’s financial position, result of operations or cash flows.

Issued

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2.   Property, plant, equipment, mine development and land

	March 31, 2012	December 31, 2011
	(Unaudited)

Land	$19,590	$19,590

Mining concessions:
Pilar	710,172	710,172
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Centenario	635,571	635,571
La Palma	80,000	80,000
La Verde	60,000	60,000
Pirita	250,000	250,000
Picacho (a)	-	1,250,000
Picacho Fractions (a)	-	163,793
Las Viboras Dos	188,094	188,094
Mining concessions	2,545,576	3,959,369

Property, plant and equipment	3,514,509	3,531,501
	6,079,675	7,510,460
Less – accumulated depreciation	(629,708)	(562,273)
	$5,449,967	$6,948,187

Pilar, Don Ramon, Las Nuvias, Centenario, La Palma and La Verde properties are geographically located in Mexico and are known as the Don Roman Groupings.

The Picacho and Picacho Fractions are geographically located in Mexico and are known as the Picacho Groupings.

a.	Picacho Groupings is owned by ACM and were reclassified to assets available for sale, net at March 31, 2012 (See Note 4).

Other Mining Commitments

Mina El Champinon Iron Ore Project

In September 2011, the Company leased the Mina El Champinon Iron Ore Project (“Champinon”) for royalty payments based on production which gives the Company the right to mine the project for a period of 10 years with an automatic renewal clause.

Tara Minerals will semi-annually pay the concession owner a royalty of $5, plus any value-added tax, for each tonne of material sold with a minimum of $300,000 in royalty payments every 6 months. The concession owner has been paid $235,345 and $175,000, plus value-added taxes at March 31, 2012 and December 31, 2011, respectively (see Note 3), and will be advanced funds, against the minimum royalty, on a monthly basis. The concession owner granted the Company additional time to pay the remaining $64,655 towards the $300,000 minimum semi-annual royalty advance.

Mina Godinez

In July 2010, Tara Minerals entered into a joint venture agreement whereby third parties would contribute 100% of the mining rights to the concession “Mina Godinez” and Tara Minerals would have the exclusive rights to manage, operate, explore and exploit the concession. This joint venture was terminated January 18, 2012.

Note 3.   Other Assets

As of March 31, 2012 and December 31, 2011, respectively, the Company had advances of $235,345 and $175,000 toward Champinon (see Note 2) and security deposits of $24,920 and $32,752. During the three months ending March 31, 2012, the Company made an additional advance toward Champinon in the amount of $60,345 and reclassified security deposits for vacated rental properties in Manzanillo, Colima to other receivables until a reimbursement is received.

Note 4.   Assets Available for Sale, Net

On April 4, 2012 Adit sold ACM to Yamana.  ACM’s primary asset is the Picacho groupings (See Note 11). The following assets and liabilities have been presented as assets available for sale, net of liabilities as of March 31, 2012 (Unaudited).

Other Receivables, net	$24,338
Other current assets	10,565
Goodwill	12,028
Fixed assets, net of accumulated depreciation	3,983
Mining concessions	1,413,793
Accounts payable and accrued expenses	(457)
Total assets available for sale as of March 31, 2012	$1,464,250

Note 5.   Notes Payable

The following table represents the outstanding balance of notes payable.

	March 31, 2012		December 31, 2011
	(Unaudited)

Mining concession	$411,374		$392,189
Auto loans	96,349		96,762
Related party	100,000		100,000
	607,723		588,951
Less – current portion	(542,082	) )	(519,977)
Total – non-current portion	$65,641		$68,974

The five year maturity schedule for notes payable is presented below:

	2013	2014	2015	2016	2017	Total

Mining Concessions	$411,374	$-	$-	$-	$-	$411,374
Auto Loans	30,708	35,883	26,229	3,529	-	96,349
Related party	100,000	-	-	-	-	100,000
Total	$542,082	$35,883	$26,229	$3,529	$-	$607,723

Note 6.   Related Party Transactions

	March 31, 2012	December 31, 2011
	(Unaudited)

Due from related parties, net	$150,869	$144,962
Due to related parties	(2,519,360)	(2,525,365)
	$(2,368,491)	$(2,380,403)

All transactions with related parties have occurred in the normal course of operations and Mexico based related party transactions are measured at the foreign exchange amount.

 In January 2007, Amermin, a subsidiary of Tara Gold, made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Groupings) and sold the concessions to AMM. At December 31, 2011, Amermin has paid the original note holder in full. AMM owes Amermin $535,659 for the Pilar mining concession and $211,826 for the Don Roman mining concession.

As of March 31, 2012, Amermin loaned AMM $1,002,404 at 0% interest, due on demand

As of March 31, 2012, the Company owes Tara Gold $568,645. There are no terms to this intercompany payable and it is due on demand by Tara Gold.

On May 2011, ACM acquired three mining concessions knows as “Picacho Fractions I, II and III” from Amermin. The acquisition price of the properties was $163,793 plus value added taxes of $26,207, financed at LIBOR plus 3.25%. As of March 31, 2012 ACM has paid Amermin the full acquisition price.

On July 28, 2010, Adit borrowed $100,000 from an officer of Adit. The note bears interest at 3.25% per year, with interest payable quarterly and due on June 30, 2012 (as amended).

Note 7.   Stockholders’ Equity

During the three months ended March 31, 2012 the Company did not issue any shares of common stock.

Common Stock Payable

At March 31, 2012, common stock payable consists of:
•	719,000 shares of common stock, valued at $347,000 for cash. These shares were issued during April 2012.

Note 8.   Options and Warrants

The Company has the following stock option plans which are registered under a Form S-8:
•      Incentive Stock Option Plan
•      Nonqualified Stock Option Plan
•      Stock Bonus Plan

In March 2012, the Company sold 594,000 units in a private offering for $297,000 in cash, or $0.50 per unit. Each unit consisted of one share of the Company’s common stock, which have not been issued and are recorded as common stock payable, and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.00 per share at or any time before December 31, 2012. The shares and warrants were issued in April 2012.

On October 28, 2009, Adit, the Company’s subsidiary, adopted the following stock option plans which have not been registered:
•      Incentive Stock Option Plan
•      Nonqualified Stock Option Plan
•      Stock Bonus Plan

There was no issuance of instruments under the Adit plans in 2012.

The fair value of each award discussed above is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company’s traded common stock. The expected term of the award granted is usually estimated at half of the contractual term as noted in the individual agreements, unless the life is one year or less based upon management’s assessment of known factors, and represents the period of time that management anticipates awards granted to be outstanding.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.

	March 31, 2012	December 31, 2011
Expected volatility	121.09%	98.06% - 163.11%
Weighted-average volatility	121.09%	143.46%
Expected dividends	0	0
Expected term (in years)	1.50	1.50
Risk-free rate	0.21%	0.58%

A summary of option activity under the Plans as of March 31, 2012 (unaudited) and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,350,000	$0.69
Granted	-	-
Exercised	-	-
Forfeited, expired or cancelled	-	-
Outstanding at March 31, 2012	3,350,000	$0.69	3.0	$1,107,500
Exercisable at March 31, 2012	2,340,000	$1.03	3.5	$1,037,800

Non-vested Options	Options	Weighted -Average Grant-Date Fair Value
Non-vested at December 31, 2011	1,010,000	$1.08
Granted	-	-
Vested	-	-
Forfeited, expired or cancelled	-	-
Non-vested at March 31, 2012	1,010,000	$1.08

A summary of warrant activity as of March 31, 2012 (unaudited) and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,393,081	$0.89
Granted	594,000	0.87
Exercised	-	-
Forfeited, cancelled or expired	(250,000)	0.01
Outstanding at March 31, 2012	7,737,081	$1.04	1.5	$686,536
Exercisable at March 31, 2012	7,143,081	$1.04	1.5	$686,536

            All warrants vest upon issuance.

Note 9.        Non-controlling Interest

	March 31, 2012 (Unaudited)	December 31, 2011
Combined Adit / ACM:
Common stock for cash	$1,999,501	$1,999,501
Common stock for services	95,215	95,215
Technical data for Picacho	240,000	240,000
Officer stock based compensation	944,956	944,956
Net loss attributable to non-controlling interest through December 31, 2011	(452,464)	(452,464)
Net loss attributable to non-controlling interest in 2012	(13,765)	-
Other	5	5
Total non-controlling interest	$2,813,448	$2,827,213

Note 10.        Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2012 (Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Total notes payable, including related party	$607,723	$607,723	$-	$-
Due to related parties, net of due from	2,368,491	2,368,491	-	-
Iron Ore Properties financial instrument	570,000	-	-	570,000
Total	$3,546,214	$2,976,214	$-	$570,000

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Total notes payable, including related party	$588,951	$588,951	$-	$-
Due to related parties, net of due from	2,380,403	2,380,403	-	-
Iron Ore Properties financial instrument	570,000	-	-	570,000
Total	$3,422,829	$2,969,354	$-	$570,000

Note 11.         Subsequent Events

a)
On April 4, 2012, Adit agreed to sell its wholly owned subsidiary, ACM, to Yamana. American Copper’s primary asset is the Picacho group of concessions. The Picacho concessions do not have any proven reserves.

As consideration for the sale of ACM, Yamana agreed to pay Adit, in U.S. dollars:

•
$7.5 million, minus approximately $780,000 (the amount required to pay the Mexican government to release its tax lien on the property), which amount was deposited into an escrow account and will be released to Adit when the Mexican government releases its tax lien on the property (the “Escrow Release Date”);

•	$10 million one year after the Escrow Release Date;
•
During the period ending five years after the Escrow Release Date, $1.0 million for every 100,000 ounces of gold, (whether proved, measured or inferred) discovered on the property. If no gold is discovered on the property three years after the Escrow Release Date, Yamana will nevertheless pay Adit $3 million. Regardless of the number of ounces of gold discovered on the property, Yamana, pursuant the agreement, will pay a maximum of $14 million and a minimum of $3 million.

•	$4.3 million six years after the Escrow Release Date.

As part of the agreement, Yamana will also surrender the shares and warrants which it purchased from Adit.

Yamana has the option to terminate the agreement within ten business days prior to the one year anniversary of Escrow Release Date for any reason.  If the agreement is terminated, Yamana will be required to return the capital stock of American Copper.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through March 31, 2012 Tara Minerals generated revenue of $160,421 and incurred expenses of $658,007 in cost of sales; $5,517,396 in exploration expenses and $25,229,138 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $8,464,942 pertaining to the issuance of stock options and bonus plans.

 Material changes of certain items in Tara Minerals’ Statement of Operation for the three months ended March 31, 2012, as compared to the same period last year, are discussed below.

Three Months Ended	March 31, 2012	March 31, 2011

Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	144,661	1,930,319
Operating, general and administrative expenses	633,276	695,487
Net operating loss	$(777,937)	$(2,625,806)

For the three months ending March 31, 2012, exploration expenses consisted of geological consulting, assaying, field supplies and other mine expenses.  As of March 31, 2011, exploration expenses consisted of $1,852,000 for the purchase of technical data for the Centenario and La Palma, $78,319 for geological consulting, assaying, field supplies and other mine expenses.

Material changes of certain items in Tara Minerals’ operating, general and administrative expenses for the three months ended March 31, 2012, as compared to the same period last year, are discussed below.

Three Months Ended	March 31, 2012	March 31, 2011

Bad debt expense (recovery)	$19,051	$(150,723)
Investment banking and investor relations expense	39,700	52,283
Compensation, officer employment contracts and bonuses	169,236	360,657
Professional fees	225,248	144,161
Repairs and maintenance	27,996	8,205
Rent and rental of equipment	6,365	40,529

Bad debt expense for the three months ending March 31, 2012 of $19,051 was due to the corresponding IVA receivable experienced in the normal course of business in the Mexican subsidiaries. During the three months ending March 31, 2011 the Company recognized bad debt recovery due to the renegotiation of an agreement which included IVA and caused an adjustment of IVA Receivables, allowance and bad debt expense.

The decrease in investment banking and investor relations expense is due to fewer consultants needed in 2012. As of March 31, 2012 investor relations consisted of $329,700 in cash. As of March 31, 2011 investor relations expenses consisted of options to purchase Tara Minerals shares, valued at $36,353 and the remainder in cash.

During the three months ended March 31, 2012 compensation, officer employment contracts and bonuses consisted of officer compensation of $169,236. During the three months ended March 31, 2011 compensation, officer employment contracts and bonuses consisted of options valued at $182,735 and officer compensation of $177,922.

Professional fees increased in 2012 due to increased legal expenses due to negotiations of the sale of American Copper Mining, which was finalized in April 2012.

Repairs and maintenance increased during the three months ended March 31, 2012 due to fixed assets being fully utilized and therefore expensed. During the three months ended March 31, 2011 repair and maintenance expenses consisted of ordinary repairs and maintenance of machinery, and other plant and mining equipment.

Rent and rental equipment decreased during the three months ended March 31, 2012 because the Company vacated the rental offices and apartments in Manzanillo, Colima where the Tania Iron Ore Properties are located. During the three months ended March 31, 2011 the Company was renting the offices and apartments mentioned on the preceding sentence.

The following is an explanation of Tara Minerals’ material sources and (uses) of cash during the three months ended March 31, 2012 and 2011:
	March 31, 2012	March 31, 2011

Net cash used in operating activities	$(508,647)	$(596,118)
Acquisition of property, plant and equipment	(790)	(6,094)
Payments made for mining deposits	1,544	-
Proceeds from disposal/sale of assets	-	29,394
Assets available for sale, net of liabilities	(222,258)	-
Cash for the sale of common stock	-	50,000
Payments towards notes payable	-	(61,403)
Change in due to/from related parties, net	172,920	(127,405)
Common stock payable	347,000	212,744
Non-controlling interest – cash from the sale of common stock of subsidiaries	-	500,000
Cash, beginning of period	365,587	157,579

In March 2012, the Company sold 594,000 units in a private offering for $297,000 in cash, or $0.50 per unit. Each unit consisted of one share of the Company’s common stock, which have not been issued and are recorded as common stock payable, and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.00 per share at or any time before December 31, 2012.

Tara Minerals anticipates that its capital requirements during the twelve months ending March 31, 2013 will be:

Exploration and Development – Don Roman Groupings	$1,500,000
Exploration and Development – Iron Ore Properties	1,000,000
Property taxes	95,000
General and administrative expenses	700,000
Total	$3,295,000

The capital requirements shown above include capital required by Tara Minerals and subsidiaries.

Tara Minerals will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

Tara Minerals continues to evaluate the economics of the Mina El Champinon Iron Ore Project (“Champinon”).

As of the date of this filing, the Company is reviewing the Pirita, Tania and Las Viboras Dos properties for continued inclusion as part of the Company’s mining property portfolio.  No payments toward Pirita were made in 2012 or 2011.  The Company may decide to terminate the purchase/lease agreements and return the properties. Tara Minerals is critically reviewing all properties for joint venture, option or sale opportunities.

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

PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On September 13, 2010, Tara Gold announced that it had entered into a tentative agreement with Tara Minerals which provided that Tara Minerals would acquire all of the common shares of Tara Gold by exchanging one share of Tara Minerals' common stock for two Tara Gold shares.  In an effort to avoid any conflicts due to common directors, the transaction would require the approval of non-affiliate shareholders owning a majority of the outstanding shares of Tara Minerals and Tara Gold.

On September 20, 2010 Chris Columbo filed a lawsuit in the District Court for Carson City Nevada, against Tara Minerals, Tara Gold, and Tara Minerals' officers and directors. The essence of the lawsuit was to obtain the fairest price for Tara Gold, whether from Tara Minerals or a third party.  On October 25, 2010 Mr. Columbo voluntarily dismissed his lawsuit against Tara Minerals and other defendants.

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

On November 10, 2011, Tara Minerals filed a complaint against Carnegie seeking a declaration that Carnegie failed to properly exercise its option to acquire an interest in the iron ore properties. Carnegie was required to respond to the complaint on or before March 21, 2012.

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

On February 14, 2012, Tara Minerals moved the Texas court for a transfer of venue to Nevada so that the cases could be consolidated. The motion is premised upon the facts that: 1) the option agreement includes an express consent to jurisdiction and venue in Nevada; 2) Tara Minerals filed its lawsuit first in Nevada; 3) the cases involve common issues of fact and law; and 4) transfer is cost-efficient and more convenient for the key witnesses in both matters. As of May 14, 2012, Tara Minerals is waiting for the court’s ruling on the motion.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2012, the Company sold 594,000 units in a private offering for $297,000 in cash, or $0.50 per unit. Each unit consisted of one share of the Company’s common stock and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.00 per share at any time on or before December 31, 2012.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these securities.  The persons who acquired these securities were sophisticated investors and were provided full information regarding the Company’s business and operations.  There was no general solicitation in connection with the offer or sale of these securities.  The persons who acquired these securities acquired them for their own accounts.  The certificates representing these securities bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration.  No commission or other form of remuneration was given to any person in connection with the sale of these securities.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.	Description of Exhibit
14	Code of Ethics	(1)
31.1	Rule 13a-14(a) Certifications – CEO	(1)
31.2	Rule 13a-14(a) Certifications - CFO	(1)
32	Section 1350 Certifications	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document	(1)

(1)	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARA MINERALS CORP.

Dated: May 14, 2012	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., Director and
[Principal Executive Officer

Dated: May 14, 2012	By:	/s/ Lynda R. Keeton-Cardno, CPA
Lynda R. Keeton-Cardno, CPA
Principal Financial and Accounting Officer