Form 10-Q/A
period 2011-03-31
Tara Minerals Corp.
filed 2012-06-18
CIK 1387054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A

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

As of May 16, 2011, the Company had 60,106,087 outstanding shares of common stock.

EXPLANATORY NOTE

The Company determined, during the preparation of the Form 10-K for the year ended December 31, 2011, that it failed to recognize exploration expenses and a stock liability of $1,007,315 pertaining to the purchase of technical data for Centenario and La Palma mining concessions. Per the purchase agreements, the Company guaranteed the stock price of $2.00 per share of common stock. At the time of issuance, the Company’s common stock was fair market valued at $0.85 per share. This resulted in the understatement of exploration expenses of $1,007,315 for the three months ended March 31, 2011.

In March 2011, the Company purchased technical data pertaining to Centenario from the former owner in consideration for 416,100 shares of the Company’s common stock and $100,000 cash. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Company’s common stock which the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $932,000. At April 2011, the Company issued 416,100 shares of common stock valued at $353,685 and will settle the remaining shares at the time that the former owner exercises its right to sell, shown in the balance sheet as technical data purchased with common stock.

In March 2011, the Company purchased technical data pertaining to the La Palma from the former owner for 460,000 shares of the Company’s common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Company’s common stock which the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $920,000. At April 2011, the Company issued 460,000 shares of common stock valued at $391,000 and will settle the remaining shares at the time that the former owner exercises its right to sell, shown in the balance sheet as technical data purchased with common stock.

The effect on the Company’s previously issued March 31, 2011 financial statements are summarized as follows:

Consolidated Balance Sheet:

	March 31, 2011	Adjustment	March 31, 2011
	(As Filed)		(Restated)
Stockholders’ equity
Technical data purchased with common stock	$-	$1,007,315	$1,007,315
Accumulated deficit during exploration stage	$(23,566,405)	$(1,007,315)	$(24,573,720)

Consolidated Statement of Operating and Comprehensive Loss:

	Three Months Ended March 31, 2011	Adjustment	Three Months Ended March 31, 2011
	(As Filed)		(Restated)

Exploration expenses	$923,004	$1,007,315	$1,930,319
Net operating loss	$(1,618,491)	$(1,007,315)	$(2,625,806)
Loss before income taxes	$(1,610,418)	$(1,007,315)	$(2,617,733)
Net loss including non-controlling interest	$(1,610,418)	$(1,007,315)	$(2,617,733)
Net loss attributable to Tara Minerals’ shareholders	$(1,604,048)	$(1,007,315)	$(2,611,363)
Comprehensive loss	$1,639,435)	$(1,007,315)	$(2,646,750)
Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.05)

	From Inception (May 12, 2006) March 31, 2011	Adjustment	From Inception (May 12, 2006) March 31, 2011
	(As Filed)		(Restated)

Exploration expenses	$3,396,713	$1,007,315	$4,404,028
Net operating loss	$(24,962,126)	$(1,007,315)	$(25,969,441)
Loss before income taxes	$(26,904,130)	$(1,007,315)	$(27,911,445)
Net loss including non-controlling interest	$(23,973,148)	$(1,007,315)	$(24,980,463)
Net loss attributable to Tara Minerals’ shareholders	$(23,566,405)	$(1,007,315)	$(24,573,720)
Comprehensive loss	$(23,848,045)	$(1,007,315)	$(24,855,360)

Consolidated Statement of Cash Flows:

	Three Months Ended March 31, 2011	Adjustment	Three Months Ended March 31, 2011
	(As Filed)		(Restated)
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(1,604,048)	$(1,007,315)	$(2,611,363)
Exploration expenses paid with parent and subsidiary common stock	$744,685	$1,007,315	$1,752,000

	From Inception (May 12, 2006) Through March 31, 2011	Adjustment	From Inception (May 12, 2006) Through March 31, 2011
	(As Filed)		(Restated)
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(23,566,405)	$(1,007,315)	$(24,573,720)
Exploration expenses paid with parent and subsidiary common stock	$1,969,060	$1,007,315	$2,976,375

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp)
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR
THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
AND
THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH MARCH 31, 2011

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	MAR 31, 2011	DEC 31, 2010
	(Unaudited) (Restated)	(Audited)
Assets
Current assets
Cash	$123,310	$157,579
Recoverable value added taxes, net of allowance for bad debt of $1,252,689 and $1,366,533 at March 31, 2011 and December 31, 2010, respectively	139,595	170,494
Other receivables, net of allowance for bad debt of $3,170 and $4,692 at March 31, 2011 and December 31, 2010, respectively	122,405	104,828
Total current assets	385,310	432,901
Property, plant, equipment mine development and land, net of accumulated depreciation of $353,462 and $295,925 at March 31, 2011 and December 31, 2010, respectively	6,654,788	8,101,786
Mining deposits	59,462	53,368
Deferred tax, non-current portion	2,930,982	2,930,982
Goodwill	12,028	12,028
Other assets	74,029	157,870
Total Assets	$10,116,599	$11,688,935

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$755,364	$680,221
Notes payable, current portion	231,161	824,001
Notes payable related party	100,000	100,000
Due to related parties, net of due from of $76,215 and $69,143 at March 31, 2011 and December 31, 2010, respectively	3,237,827	3,465,232
Total current liabilities	4,324,352	5,069,454
Notes payable, non-current portion	60,405	1,068,350
Total liabilities	4,384,757	6,137,804

Commitments and contingencies	-	-

Stockholders’ equity
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 58,479,987 and 57,236,288 shares at March 31, 2011 and December 31, 2010, respectively	58,480	57,236
Additional paid-in capital	26,126,261	24,515,978
Technical data purchased with common stock	1,007,315	-
Common stock payable, net of stock receivable of $0 and $212,744 at March 31, 2011 and December 31, 2010, respectively	844,685	1,129,696
Other comprehensive loss	(281,640)	(246,253)
Accumulated deficit during exploration stage	(24,573,720)	(21,962,357)
Total Tara Minerals stockholders’ equity	3,181,381	3,494,300
Non-controlling interest	2,550,461	2,056,831
Total equity	5,731,842	5,551,131
Total liabilities and stockholders’ equity	$10,116,599	$11,688,935

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND
COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	From Inception (May 12, 2006) Through March 31, 2011
	(Restated)		(Restated)
Mining revenues	$-	$-	$160,421

Cost of revenue	-	-	658,007
Gross margin	-	-	(497,586)

Exploration expenses	1,930,319	1,595,971	4,404,028

Operating, general, and administrative expenses	695,487	7,115,049	21,067,827

Net operating loss	(2,625,806)	(8,711,020)	(25,969,441)

Non-operating (income) expense:
Interest (income)	(6,551)	(6,694)	(142,191)
Loss on conversion of note payable	-	-	783,090
Interest expense	5,309	221	2,094,109
Gain on debt extinguishment	-	-	(6,178)
Loss on disposal or sale of assets	4,260	-	4,260
Other (income)	(11,091)	(1,029)	(791,086)
Total non-operating (income) expense	(8,073)	(7,502)	1,942,004

Loss before income taxes	(2,617,733)	(8,703,518)	(27,911,445)

Income tax benefit	-	-	(2,930,982)

Net loss including non-controlling interest	(2,617,733)	(8,703,518)	(24,980,463)

Add: Net loss attributable to non-controlling interest	6,370	-	406,743

Net loss attributable to Tara Minerals’ shareholders	(2,611,363)	(8,703,518)	(24,573,720)

Other comprehensive loss:
Foreign currency translation	(35,387)	(4,877)	(281,640)

Comprehensive loss	$(2,646,750)	$(8,708,395)	$(24,855,360)

Net loss per share, basic and diluted	$(0.05)	$(0.17)

Weighted average number of shares, basic and diluted	57,547,213	51,904,807

See Accompanying Notes to these Condensed Consolidated Financial Statements.

.
TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	From Inception (May 12, 2006) Through March 31, 2011
Cash flows from operating activities:	(Restated)		(Restated)
Net loss attributable to Tara Minerals’ shareholders	$(2,611,363)	$(8,703,518)	$(24,573,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(115,366)	37,100	1,255,859
Depreciation	70,079	44,020	366,004
Stock based compensation and stock bonuses	219,088	3,562,967	8,154,292
Common stock issued for services	-	2,915,060	5,371,684
Cancellation of shares for settlement	-	-	(750,000)
Non-controlling interest in net loss of consolidated subsidiaries	(6,370)	-	(406,743)
Non-controlling interest - stock issued to third parties of subsidiaries	-	-	348,549
Expense of mining deposit upon note modification	-	-	6,000
Accretion of beneficial conversion feature and debt discount	-	-	1,983,575
Exploration expenses paid with parent and subsidiary common stock	1,752,000	1,224,375	2,976,375
Gain on debt extinguishment	-	-	(6,138)
Loss on conversion of debt to common stock	-	-	783,090
Accrued interest converted to common stock	-	-	84,438
Deferred tax asset, net	-	-	(2,930,982)
Loss on disposal or sale of assets	4,260	-	4,260
Rent expense reclassified from capital lease	12,207	-	12,207
Changes in current operating assets and liabilities:
Recoverable value added taxes	(73,760)	(114,790)	(1,127,368)
Other receivables	(8,823)	(2,076)	(118,343)
Other assets	83,841	(952)	(74,030)
Accounts payable and accrued expenses	78,089	169,573	777,439
Net cash used in operating activities	(596,118)	(868,241)	(7,863,552)
Cash flows from investing activities:
Acquisition of land	-	-	(19,590)
Purchase of mining concession	-	(25,149)	(830,171)
Deposits toward mining concessions	(6,094)	(1,267)	(37,094)
Acquisition of property, plant and equipment	-	(42,895)	(2,588,049)
Cash included in business acquisition	-	-	2,037
Business acquisition goodwill	-	-	(3,758)
Payments made for construction in progress	-	(85,000)	-
Proceeds from disposal/sale of assets	29,394	-	29,394
Net cash provided (used in) investing activities	23,300	(154,311)	(3,447,231)
Cash flows from financing activities:
Cash from the sale of common stock	50,000	818,340	6,748,288
Proceeds from notes payable, related party	-	-	150,000
Proceeds from notes payable	-	-	480,000
Payments towards notes payable	(61,403)	(711,452)	(1,251,866)
Payment towards equipment financing	-	-	(201,438)
Change in due to/from related parties, net	(127,405)	(107,620)	3,422,104
Common stock receivable	212,744	21,203	-
Non-controlling interest – cash from sale of sale of common stock of subsidiaries	500,000	281,489	2,368,645
Net cash provided by financing activities	573,936	301,960	11,715,733

Effect of exchange rate changes on cash	(35,387)	(4,877)	(281,640)

Net (decrease) increase	(34,269)	(725,469)	123,310
Cash, beginning of period	157,579	1,230,376	-
Cash, end of period	$123,310	$504,907	$123,310

Supplemental Information:
Interest paid	$34	$25,649	$182,451
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:

Purchase of mining concession paid by debt to related party plus capitalized interest(negative movement due to note modification)	$-	$-	$1,281,655

Purchase of or (reduction) in purchase of concession paid with notes payable plus capitalized interest	$(1,310,974)	$(3,324,485)	$986,771

Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$(218,502)	$(508,814)	$1,795,245

Beneficial conversion value for convertible debt	$-	$-	$1,695,000

Conversion of debt to common stock, plus accrued interest	$-	$-	$2,309,438

Purchase of mining equipment with common stock	$-	$-	$600,000

Acquisition of property and equipment through debt	$-	$-	$430,921

Receivable reclassified to mining deposit	$-	$-	$28,368

Construction in progress reclassified to property plant and equipment	$-	$2,163,485	$2,163,485

Business Combination of American Copper Mining:
Cash	$-	$-	$(2,037)
Due from related parties	-	-	1,989
Goodwill (from net assets)	-	-	8,270
Accounts payable and accrued expenses	-	-	12,071

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

Note 2.	Restatement for the three months ended March 31, 2011

The financial statements for the year ended June 30, 2010 have been corrected for the following matters. The Company determined, during the preparation of the Form 10-K for the year ended December 31, 2011, that it failed to recognize exploration expenses and a stock liability of $1,007,315 pertaining to the purchase of technical data for Centenario and La Palma mining concessions. Per the purchase agreements, the Company guaranteed the stock price of $2.00 per share of common stock. At the time of issuance, the Company’s common stock was fair market valued at $0.85 per share. This resulted in the understatement of exploration expenses of $1,007,315 for the three months ended March 31, 2011.

In March 2011, the Company purchased technical data pertaining to Centenario from the former owner in consideration for 416,100 shares of the Company’s common stock and $100,000 cash. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Company’s common stock which the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $932,000. At April 2011, the Company issued 416,100 shares of common stock valued at $353,685 and will settle the remaining shares at the time that the former owner exercises its right to sell, shown in the balance sheet as technical data purchased with common stock.

In March 2011, the Company purchased technical data pertaining to the La Palma from the former owner for 460,000 shares of the Company’s common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Company’s common stock which the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $920,000. At April 2011, the Company issued 460,000 shares of common stock valued at $391,000 and will settle the remaining shares at the time that the former owner exercises its right to sell, shown in the balance sheet as technical data purchased with common stock.
The effect on the Company’s previously issued March 31, 2011 financial statements are summarized as follows:

Consolidated Balance Sheet:

	March 31, 2011	Adjustment	March 31, 2011
	(As Filed)		(Restated)
Stockholders’ equity
Technical data purchased with common stock	$-	$1,007,315	$1,007,315
Accumulated deficit during exploration stage	$(23,566,405)	$(1,007,315)	$(24,573,720)

Consolidated Statement of Operating and Comprehensive Loss:

	Three Months Ended March 31, 2011	Adjustment	Three Months Ended March 31, 2011
	(As Filed)		(Restated)

Exploration expenses	$923,004	$1,007,315	$1,930,319
Net operating loss	$(1,618,491)	$(1,007,315)	$(2,625,806)
Loss before income taxes	$(1,610,418)	$(1,007,315)	$(2,617,733)
Net loss including non-controlling interest	$(1,610,418)	$(1,007,315)	$(2,617,733)
Net loss attributable to Tara Minerals’ shareholders	$(1,604,048)	$(1,007,315)	$(2,611,363)
Comprehensive loss	$1,639,435)	$(1,007,315)	$(2,646,750)
Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.05)

	From Inception (May 12, 2006) March 31, 2011	Adjustment	From Inception (May 12, 2006) March 31, 2011
	(As Filed)		(Restated)

Exploration expenses	$3,396,713	$1,007,315	$4,404,028
Net operating loss	$(24,962,126)	$(1,007,315)	$(25,969,441)
Loss before income taxes	$(26,904,130)	$(1,007,315)	$(27,911,445)
Net loss including non-controlling interest	$(23,973,148)	$(1,007,315)	$(24,980,463)
Net loss attributable to Tara Minerals’ shareholders	$(23,566,405)	$(1,007,315)	$(24,573,720)
Comprehensive loss	$(23,848,045)	$(1,007,315)	$(24,855,360)

Consolidated Statement of Cash Flows:

	Three Months Ended March 31, 2011	Adjustment	Three Months Ended March 31, 2011
	(As Filed)		(Restated)
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(1,604,048)	$(1,007,315)	$(2,611,363)
Exploration expenses paid with parent and subsidiary common stock	$744,685	$1,007,315	$1,752,000

	From Inception (May 12, 2006) Through March 31, 2011	Adjustment	From Inception (May 12, 2006) Through March 31, 2011
	(As Filed)		(Restated)
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(23,566,405)	$(1,007,315)	$(24,573,720)
Exploration expenses paid with parent and subsidiary common stock	$1,969,060	$1,007,315	$2,976,375

Note 3.	Property, plant, equipment, mine development and land

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

Land	$19,590	$19,590

Mining concessions:
Pilar (a)	710,172	710,172
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Centenario (b)	635,571	1,946,545
Pirita	246,455	246,455
Picacho	1,250,000	1,250,000
La Palma (c )	79,974	-
Mining concessions	3,543,911	4,774,911

Construction in Progress	-	-
Property, plant and equipment	3,444,749	3,603,210
	7,008,250	8,397,711
Less – accumulated depreciation	(353,462)	(295,925)
	$6,654,788	$8,101,786

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

In March 2011, the Company purchased technical data pertaining to Centenario from the former owner in consideration for 416,100 shares of the Company’s common stock and $100,000 cash. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Company’s common stock and the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $932,000. At April 2011, the Company issued 416,100 shares of common stock valued at $353,685 and will settle the remaining shares at the time that the former owner exercises its right to sell.

b.	In March 2011, the Company acquired “La Palma” from an independent third party for an effective purchase price of $80,000, plus value-added taxes of $12,800. This was paid in full in 2011.

In March 2011, the Company purchased technical data pertaining to the La Palma from the former owner for 460,000 shares of the Company’s common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Company’s common stock and the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $920,000. At April 2011, the Company issued 460,000 shares of common stock valued at $391,000 and will settle the remaining shares at the time that the former owner exercises its right to sell.

Other Fixed Assets

For the three months ended March 31, 2011, Tara Minerals and its subsidiaries disposed of and sold equipment and other fixed assets, for a $4,260 loss on disposal and sale of assets.

Note 4.	Other assets

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

Note 6.	Notes Payable

The following table represents the outstanding balance of loans and capital leases for the Company as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

Mining concession	$205,229	$1,699,737
Auto loans	86,337	119,766
Equipment	-	72,848
	291,566	1,892,351
Less – current portion	(231,161)	(824,001)
Total – non-current portion	$60,405	$1,068,350

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

March 2011, the Company issued 125,000 shares of common stock for warrants exercised, for $50,000 or $0.40 a share for cash.

Common Stock Subscribed

At March 31, 2011, common stock payable consists of:
•	100,000 shares payable to an Officer of the Company, valued at $100,000, for payment of services on behalf of Tara Gold.
•	416,100 shares payable, valued at $353,685 for the purchase of Centenario’s technical data (See Note 3).
•	460,000 shares payable, valued at $391,000 for the purchase of La Palma’s technical data (See Note 3).

Note 8.	Stock Compensation

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

2010 (date of grant)
Expected volatility	208.37% - 319.79%
Weighted-average volatility	159.17%
Expected dividends	0
Expected term (in years)	0.75 – 4.50
Risk-free rate	0.30% - 2.37%

A summary of option activity under the Plans as of March 31, 2011 and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,630,000	$0.05
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2011	4,630,000	$0.05	3.5	$2,025,000
Exercisable at March 31, 2011	3,330,000	$0.46	3.5	$2,025,000

Nonvested Options	Options	Weighted -Average Grant-Date Fair Value
Nonvested at December 31, 2010	1,475,000	$1.37
Granted	-	-
Vested	(175,000)	1.22
Forfeited	-	-
Nonvested at March 31, 2011	1,300,000	$0.86

A summary of warrant activity as of March 31, 2011, and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,271,999	$0.65
Granted	-	-
Exercised	(125,000)	0.40
Forfeited, cancelled or expired	-	-
Outstanding at March 31, 2011	4,146,999	$0.85	1.5	$580,590
Exercisable at March 31, 2011	4,146,999	$0.85	1.5	$580,590

All warrants at March 31, 2011 were vested.

Note 9.	Non-controlling Interest

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

	Non-controlling interest at March 31, 2011	Non-controlling interest at December 31, 2010
Combined Adit / ACM:
Private placement	$1,499,501	$1,499,501
Common stock for cash	500,000	-
Finder’s fees	95,215	95,215
Technical data for Picacho	240,000	240,000
Officer compensation	487,500	487,500
Officer options	134,978	134,978
Cumulative statement of operations pickup through December 31, 2010	(400,368)	(400,368)
Statement of operations pickup 2011	(6,370)	-
AMM Non-controlling interest	5	5
Total non-controlling interest	$2,550,461	$2,056,831

Note 10.	Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Total notes payable	$291,566	$291,566	$-	$-
Due to related parties, net of due from	3,237,827	3,237,827	-	-
Total	$3,529,393	$3,529,393	$-	$-

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Total notes payable, including related party	$1,992,351	$1,992,351	$-	$-
Due to related parties, net of due from	3,465,232	3,465,232	-	-
Total	$5,457,583	$5,457,583	$-	$-

Note 11.	Subsequent Events

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

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through March 31, 2011 Tara Minerals generated revenue of $160,421 and incurred expenses of $658,007 in cost of sales; $4,404,028 in exploration expenses and $21,067,827 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $8,154,292 pertaining to the issuance of stock options.

Tara Minerals anticipates that its capital requirements during the twelve months ending May 31, 2012 will be:

Exploration and Development – Centenario	$250,000
Property taxes – Centenario	25,000
Exploration and Development – Choix/Pilar	100,000
Property payments and taxes – Choix/Pilar	30,500
Exploration and Development – La Verde	500,000
Property taxes – La Verde	62,000
Exploration and Development – Don Roman Groupings	650,000
Property taxes – Don Roman Groupings	3,500
Exploration and Development - Picacho Prospect	2,500,000
Property taxes – Picacho Prospect	40,000
General and administrative expenses	375,000
Total	$4,536,000

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

ITEM 4.   CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., the Company’s Principal Executive Officer and Lynda R. Keeton-Cardno, the Company’s Principal Financial and Accounting Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion the Company’s disclosure controls and procedures are ineffective due to the ineffective review of three specific contract terms resulting in the amendment of this report. The Company stressed the importance of contract review within the company.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 15, 2012.

TARA MINERALS CORP.

By:	/s/ Francis Richard Biscan Jr.
Francis Richard Biscan, Jr.,
President and Principal Executive Officer

By:	/s/ Lynda R. Keeton-Cardno
Lynda R. Keeton-Cardno,
Principal Financial and Accounting Officer