Form 10-Q/A
period 2011-06-30
Tara Minerals Corp.
filed 2012-06-18
CIK 1387054

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

As of August 15, 2011, the Company had 63,641,921 outstanding shares of common stock.

Explanatory Notes

The Company determined, during the preparation of the Form 10-K for the year ended December 31, 2011, that it failed to recognize exploration expenses and a stock liability of $1,432,805 pertaining to the purchase of technical data for Centenario, La Palma and La Verde mining concessions. Per the purchase agreements, the Company guaranteed the stock price of $2.00 per share of common stock. At the time of issuance, the Company’s common stock was fair market valued at $0.85 per share. This resulted in the understatement of exploration expenses of $425,490 and $1,432,805 for the three and six months ended June 30, 2011, respectively.

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

In April 2011, the Company purchased technical data pertaining to the La Verde from the former owner for 370,000 shares of the Company’s common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Company’s common stock and the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $740,000. At April 2011, the Company issued 370,000 shares of common stock valued at $314,500 and will settle the remaining shares at the time that the former owner exercises its right to sell, shown in the balance sheet as technical data purchased with common stock.

The effect on the Company’s previously issued June30, 2011 financial statements are summarized as follows:

Consolidated Balance Sheet

	June 30, 2011	Adjustment	June 30, 2011
	(As Filed)		(Restated)
Stockholders’ equity
Technical data purchased with common stock	$-	$1,432,805	$1,432,805
Accumulated deficit during exploration stage	$(25,038,221)	$(1,432,805)	$(26,471,026)

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30, 2011	Adjustment	Three Months Ended June 30, 2011
	(As Filed)		(Restated)

Exploration expenses	$465,150	$425,490	$890,640
Net operating loss	$(1,425,867)	$(425,490)	$(1,851,357)
Loss before income taxes	$(1,482,994)	$(425,490)	$(1,908,484)
Net loss attributable to Tara Minerals’ shareholders	$(1,471,816)	$(425,490)	$(1,897,306)
Comprehensive loss	$(1,469,166)	$(425,490)	$(1,894,656)
Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.03)

	Six Months Ended June 30, 2011	Adjustments	Six Months Ended June 30, 2010
	(As Filed)		(Restated)

Exploration expenses	$1,388,154	$1,432,805	$2,820,959
Net operating loss	$(3,044,357)	$(1,432,805)	$(4,477,162)
Loss before income taxes	$(3,093,412)	$(1,432,805)	$(4,526,217)
Net loss attributable to Tara Minerals’ shareholders	$(3,075,864)	$(1,432,805)	$(4,508,669)
Comprehensive loss	$(3,108,601)	$(1,432,805)	$(4,541,406)
Net loss per share, basic and diluted	$(0.05)	$(0.03)	$(0.08)

	From Inception (May 12, 2006) Through June 30, 2011	Adjustments	From Inception (May 12, 2006) Through June 30, 2011
	(As Filed)		(Restated)

Exploration expenses	$3,861,863	$1,432,805	$5,294,668
Net operating loss	$(26,387,992)	$(1,432,805)	$(27,820,797)
Loss before income taxes	$(28,387,124	$(1,432,805)	$(29,819,929)
Net loss attributable to Tara Minerals’ shareholders	$(25,038,221)	$(1,432,805)	$(26,471,026)
Comprehensive loss	$(25,317,211)	$(1,432,805)	$(26,750,016)

Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2011	Adjustment	Six Months Ended June 30, 2011
	(As Filed)		(Restated)
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(3,075,864)	$(1,432,805)	$(4,508,669)
Exploration expenses paid with parent and subsidiary common stock	$1,059,184	$1,432,805	$2,491,989

	From Inception (May 12, 2006) Through June 30, 2011	Adjustment	From Inception (May 12, 2006) Through June 30, 2011
	(As Filed)		(Restated)
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(25,038,221)	$(1,432,805)	$(26,471,026)
Exploration expenses paid with parent and subsidiary common stock	$2,283,559	$1,432,805	$3,716,364

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR
THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
AND
THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH JUNE 30, 2011

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets	(Restated)
Current assets
Cash	$439,628	$157,579
Recoverable value added taxes, net of allowance for bad debt of $1,358,736 and $1,366,533 at June 30, 2011 and December 31, 2010, respectively	179,092	170,494
Other receivables, net of allowance for bad debt of $3,086 and $4,692 at June 30, 2011 and December 31, 2010, respectively	121,629	104,828
Prepaid Assets	224,500	-
Total current assets	964,849	432,901
Property, plant, equipment mine development and land, net of accumulated depreciation of $421,504 and $295,925 at June 30, 2011 and December 31, 2010, respectively	6,863,227	8,101,786
Mining deposits	29,830	53,368
Deferred tax, non-current portion	2,930,982	2,930,982
Goodwill	12,028	12,028
Other assets	155,078	157,870
Total Assets	$10,955,994	$11,688,935

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$566,502	$680,221
Notes payable, current portion	209,964	824,001
Notes payable related party	100,000	100,000
Due to related parties, net of due from of $40,440 and $69,143 at June 30, 2011 and December 31, 2010, respectively	3,192,564	3,465,232
Total current liabilities	4,069,030	5,069,454
Notes payable, non-current portion	92,316	1,068,350
Total liabilities	4,161,346	6,137,804

Commitments and contingencies	-	-

Iron Ore Property financial instrument	570,000	-

Stockholders’ equity
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 63,641,921 and 57,236,288 shares at June 30, 2011 and December 31, 2010, respectively	63,642	57,236
Additional paid-in capital	28,747,934	24,515,978
Technical data purchased with common stock	1,432,805	-
Common stock payable, net of stock receivable of $0 and $212,744 at June 30, 2011 and December 31, 2010, respectively	191,000	1,129,696
Other comprehensive loss	(278,990)	(246,253)
Accumulated deficit during exploration stage	(26,471,026)	(21,962,357)
Total Tara Minerals stockholders’ equity	3,685,365	3,494,300
Non-controlling interest	2,539,283	2,056,831
Total equity	6,224,648	5,551,131
Total liabilities and stockholders’ equity	$10,955,994	$11,688,935

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND
COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	From Inception (May 12, 2006) Through June 30, 2011
	(Restated)		(Restated)		(Restated)
Mining revenues	$-	$37,775	$-	$37,775	$160,421

Cost of revenue	-	-	-	-	658,007
Gross margin	-	37,775	-	37,775	(497,586)

Exploration expenses	890,640	292,679	2,820,959	1,888,650	5,294,668

Operating, general, and administrative expenses	960,717	2,570,705	1,656,203	9,685,754	22,028,543

Net operating loss	(1,851,357)	(2,825,609)	(4,477,162)	(11,536,629)	(27,820,797)

Non-operating (income) expense
Interest (income)	(6,528)	(6,142)	(13,079)	(12,836)	(148,719)
Loss on conversion of note payable	-	-	-	-	783,090
Interest expense	63,817	34,694	69,127	34,915	2,157,927
Gain on debt extinguishment	-	(6,138)	-	(6,138)	(6,138)
Loss on disposal or sale of assets	-	-	4,260	-	4,260
Other (income)	(162)	(27)	(11,253)	(1,056)	(791,288)
Total non-operating expense	57,127	22,387	49,055	14,885	1,999,132

Loss before income taxes	(1,908,484)	(2,847,996)	(4,526,217)	(11,551,514)	(29,819,929)

Income tax benefit	-	-	-	-	(2,930,982)

Less: non-controlling interest	11,178	291,154	17,548	291,154	417,921

Net loss attributable to Tara Minerals’ shareholders	(1,897,306)	(2,556,842)	(4,508,669)	(11,260,360)	(26,471,026)

Other comprehensive loss:
Foreign currency translation	2,650	(64,400)	(32,737)	(69,277)	(278,990)

Comprehensive loss	$(1,894,656)	$(2,621,242)	$(4,541,406)	$(11,329,637)	$(26,750,016)

Net loss per share, basic and diluted	$(0.03)	$(0.05)	$(0.08)	$(0.22)

Weighted average number of shares, basic and diluted	61,297,513	53,998,455	59,436,159	52,954,278

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	From Inception (May 12, 2006) Through June 30, 2011
	(Restated)		(Restated)
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(4,508,669)	$(11,260,360)	$(26,471,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(9,403)	493,696	1,982,531
Depreciation	138,121	83,695	434,046
Stock based compensation and stock bonuses	529,738	3,642,041	8,464,942
Common stock issued for services	-	4,109,748	5,371,684
Cancellation of shares for settlement	-	-	(750,000)
Non-controlling interest in net loss of consolidated subsidiaries	(17,548)	(270,147)	(417,911)
Non-controlling interest - stock issued to third parties of subsidiaries	-	-	348,549
Expense of mining deposit upon note modification	-	-	6,000
Accretion of beneficial conversion feature and debt discount	-	31,924	1,983,576
Exploration expenses paid with parent and subsidiary common stock	2,491,989	1,224,375	3,716,364
Gain on debt extinguishment	-	(6,138)	(6,138)
Loss on conversion of debt to common stock	-	-	783,090
Accrued interest converted to common stock	-	-	84,438
Deferred tax asset, net	-	-	(2,930,982)
Loss on disposal or sale of assets	4,260	-	4,260
Rent expense reclassified from capital lease	12,207	-	12,207
Changes in current operating assets and liabilities:
Recoverable value added taxes	(190,150)	(170,346)	(1,243,758)
Other receivables	(7,964)	(42,783)	(117,484)
Prepaid expenses	(158,500)	-	(158,500)
Other assets	2,792	(44,051)	(155,079)
Accounts payable and accrued expenses	(114,246)	224,904	585,093
Net cash used in operating activities	(1,827,373)	(1,983,442)	(8,474,098)
Cash flows from investing activities:
Acquisition of land	-	-	(19,590)
Purchase of mining concession	(30,060)	(25,149)	(860,231)
Deposits toward mining concessions	(6,462)	(398)	(37,462)
Acquisition of property, plant and equipment	-	(229,622)	(2,588,049)
Cash included in business acquisition	-	-	2,037
Business acquisition goodwill	-	-	(3,758)
Proceeds from disposal/sale of assets	29,128	-	29,128
Net cash used in investing activities	(7,394)	(255,169)	(3,477,925)
Cash flows from financing activities:
Cash from the sale of common stock	1,239,744	978,905	7,938,032
Proceeds from notes payable, related party	-	50,000	150,000
Proceeds from notes payable	-	380,103	480,000
Payments towards notes payable	(102,523)	(711,452)	(1,292,986)
Payment towards equipment financing	-	-	(201,438)
Change in due to/from related parties, net	(362,668)	162,490	2,566,132
Common stock receivable	125,000	-	(87,744)
Non-controlling interest – cash from sale of sale of common stock of subsidiaries	500,000	260,482	2,368,645
Iron Ore Property financial instrument	750,000	-	750,000
Net cash provided by financing activities	2,149,553	1,120,528	12,670,641

Effect of exchange rate changes on cash	(32,737)	(69,277)	(278,990)
Net increase (decrease)	282,049	(1,187,360)	439,628
Cash, beginning of period	157,579	1,230,376	-
Cash, end of period	$439,628	$43,016	$439,628

Supplemental Information:
Interest paid	$273	$25,649	$182,740
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:

Purchase of mining concession paid by debt to related party plus capitalized interest(negative movement due to note modification)	$163,793	$-	$1,445,448

Purchase of or (reduction) in purchase of concession paid with notes payable plus capitalized interest	$(1,310,974)	$(3,324,485)	$986,771

Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$(215,557)	$(508,814)	$1,361,186

Beneficial conversion value for convertible debt	$-	$-	$1,695,000

Conversion of debt to common stock, plus accrued interest	$-	$-	$2,309,438

Purchase of mining equipment with common stock	$-	$-	$600,000

Acquisition of property and equipment through debt	$48,491	$1,044,375	$1,259,938

Receivable reclassified to mining deposit	$-	$28,368	$28,368

Construction in progress reclassified to property plant and equipment	$-	$2,163,485	$2,163,485

Warrants with debt	$-	$191,546	$191,546

Beneficial conversion feature on financial instrument	$180,000	$-	$180,000

Stock Payable for prepaid expenses	$(66,000)	$-	$(66,000)

Business Combination of American Copper Mining:
Cash	$-	$-	$(2,037)
Due from related parties	$-	$-	$1,989
Goodwill (from net assets)	$-	$-	$8,270
Accounts payable and accrued expenses	$-	$-	$12,071

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

Note 2.  Restatement for the three and six months ended June 30, 2011

The financial statements for the year ended June 30, 2010 have been corrected for the following matters. The Company determined, during the preparation of the Form 10-K for the year ended December 31, 2011, that it failed to recognize exploration expenses and a stock liability of $1,432,805 pertaining to the purchase of technical data for Centenario, La Palma and La Verde mining concessions. Per the purchase agreements, the Company guaranteed the stock price of $2.00 per share of common stock. At the time of issuance, the Company’s common stock was fair market valued at $0.85 per share. This resulted in the understatement of exploration expenses of $425,490 and $1,432,805 for the three and six months ended June 30, 2011, respectively.

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

In April 2011, the Company purchased technical data pertaining to the La Verde from the former owner for 370,000 shares of the Company’s common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Company’s common stock and the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $740,000. At April 2011, the Company issued 370,000 shares of common stock valued at $314,500 and will settle the remaining shares at the time that the former owner exercises its right to sell, shown in the balance sheet as technical data purchased with common stock.

The effect on the Company’s previously issued June30, 2011 financial statements are summarized as follows:

Consolidated Balance Sheet

	June 30, 2011	Adjustment	June 30, 2011
	(As Filed)		(Restated)
Stockholders’ equity
Technical data purchased with common stock	$-	$1,432,805	$1,432,805
Accumulated deficit during exploration stage	$(25,038,221)	$(1,432,805)	$(26,471,026)

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30, 2011	Adjustment	Three Months Ended June 30, 2011
	(As Filed)		(Restated)

Exploration expenses	$465,150	$425,490	$890,640
Net operating loss	$(1,425,867)	$(425,490)	$(1,851,357)
Loss before income taxes	$(1,482,994)	$(425,490)	$(1,908,484)
Net loss attributable to Tara Minerals’ shareholders	$(1,471,816)	$(425,490)	$(1,897,306)
Comprehensive loss	$(1,469,166)	$(425,490)	$(1,894,656)
Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.03)

	Six Months Ended June 30, 2011	Adjustments	Six Months Ended June 30, 2010
	(As Filed)		(Restated)

Exploration expenses	$1,388,154	$1,432,805	$2,820,959
Net operating loss	$(3,044,357)	$(1,432,805)	$(4,477,162)
Loss before income taxes	$(3,093,412)	$(1,432,805)	$(4,526,217)
Net loss attributable to Tara Minerals’ shareholders	$(3,075,864)	$(1,432,805)	$(4,508,669)
Comprehensive loss	$(3,108,601)	$(1,432,805)	$(4,541,406)
Net loss per share, basic and diluted	$(0.05)	$(0.03)	$(0.08)

	From Inception (May 12, 2006) Through June 30, 2011	Adjustments	From Inception (May 12, 2006) Through June 30, 2011
	(As Filed)		(Restated)

Exploration expenses	$3,861,863	$1,432,805	$5,294,668
Net operating loss	$(26,387,992)	$(1,432,805)	$(27,820,797)
Loss before income taxes	$(28,387,124	$(1,432,805)	$(29,819,929)
Net loss attributable to Tara Minerals’ shareholders	$(25,038,221)	$(1,432,805)	$(26,471,026)
Comprehensive loss	$(25,317,211)	$(1,432,805)	$(26,750,016)

Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2011	Adjustment	Six Months Ended June 30, 2011
	(As Filed)		(Restated)
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(3,075,864)	$(1,432,805)	$(4,508,669)
Exploration expenses paid with parent and subsidiary common stock	$1,059,184	$1,432,805	$2,491,989

	From Inception (May 12, 2006) Through June 30, 2011	Adjustment	From Inception (May 12, 2006) Through June 30, 2011
	(As Filed)		(Restated)
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(25,038,221)	$(1,432,805)	$(26,471,026)
Exploration expenses paid with parent and subsidiary common stock	$2,283,559	$1,432,805	$3,716,364

Note 3. Property, plant, equipment, mine development and land

	June 30, 2011	December 31, 2010
	(Unaudited)

Land	$19,590	$19,590

Mining concessions:
Pilar	710,172	710,172
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Centenario (a)	635,571	1,946,545
Pirita	249,909	246,455
Picacho	1,250,000	1,250,000
La Palma (b)	80,000	-
La Verde (c)	60,000	-
Picacho Fractions (d)	163,793	-
Mining concessions	3,771,184	4,774,911

Property, plant and equipment	3,493,957	3,603,210
	7,284,731	8,397,711
Less – accumulated depreciation	(421,504)	(295,925)
	$6,863,227	$8,101,786

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

In April 2011, the Company purchased technical data pertaining to the La Verde from the former owner for 370,000 shares of the Company’s common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Company’s common stock and the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $740,000. At April 2011, the Company issued 370,000 shares of common stock valued at $314,500 and will settle the remaining shares at the time that the former owner exercises its right to sell.
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

Note 4. Other assets, current and non-current

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

In May 2011, the Company paid $66,667 towards a $100,000 advanced to the Iron Ore Project Vendor, against future royalty payments (See Note 7).

In May 2011, the Company advanced $175,000 to a subcontractor for improvements needed at the Iron Ore Project site; the advance will be expensed over a six-month period beginning in July 2011.

Note 5. Notes Payable

The following table represents the outstanding balance of loans and capital leases for the Company as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(Unaudited)

Mining concession	$173,910	$1,699,737
Auto loans	128,370	119,766
Equipment	-	72,848
	302,280	1,892,351
Less – current portion	(209,964)	(824,001)
Total – non-current portion	$92,316	$1,068,350

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

The five year maturity schedule for notes payable is presented below:

Due on or before	June 30, 2012	June 30, 2013	June 30, 2014	June 30, 2015	June 30, 2015	Total

Pirita (See Note 3)	$173,910	$-	$-	$-	$-	$173,910
Auto Loans	36,055	25,203	45,306	21,807	-	128,370
Total – non-current portion	$209,964	$25,203	$45,306	$21,807	$-	$302,280

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

Note 7. Iron Ore Project and Related Financial Instrument

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

Note 8. Stockholders’ Equity

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

April 2011, the Company issued 416,100 shares of common stock valued at $353,685 or $0.85 a share for the purchase of Centenario’s technical data. See Note 3 above.

April 2011, the Company issued 460,000 shares of common stock valued at $391,000 or $0.85 a share for the purchase of La Palma’s technical data. See Note 3 above.

April 2011, the Company issued 370,000 shares of common stock valued at $314,500 or $0.85 a share for the purchase of La Verde’s technical data. See Note 3 above.

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

Note 9. Stock Compensation

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

	2011	2010
Expected volatility	163.11%	208.37% - 319.79%
Weighted-average volatility	163.11%	159.17%
Expected dividends	0	0
Expected term (in years)	2.00	0.75 – 4.50
Risk-free rate	0.58%	0.30% - 2.37%

A summary of option activity under the Plans as of June 30, 2011 and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,630,000	$0.49
Granted	750,000	0.58
Exercised	(1,100,000)	0.05
Forfeited, expired or cancelled	(750,000)	(1.57)
Outstanding at June 30, 2011	3,530,000	$(0.11)	3.0	$3,608,200
Exercisable at June 30, 2011	2,320,000	$0.09	3.5	$3,132,600

Nonvested Options	Options	Weighted -Average Grant-Date Fair Value
Nonvested at December 31, 2010	1,475,000	$1.37
Granted	750,000	0.58
Vested	(390,000)	0.78
Forfeited, expired or cancelled	(625,000)	(1.57)
Nonvested at June 30, 2011	1,210,000	$0.29

A summary of warrant activity as of June 30, 2011, and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,271,999	$0.73
Granted	1,653,334	0.30
Exercised	(1,197,500)	0.38
Forfeited, cancelled or expired	(5,000)	0.40
Outstanding at June 30, 2011	4,722,833	$0.88	1.5	$4,253,773
Exercisable at June 30, 2011	4,722,833	$0.88	1.5	$4,253,773

Nonvested Warrants	Warrants	Weighted -Average Grant-Date Fair Value
Nonvested at December 31, 2010	$-	$-
Granted	1,653,334	0.30
Vested	(1653,334)	(0.30)
Forfeited	-	-
Nonvested at June 30, 2011	-	$-

Note 10.    Non-controlling Interest

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

	Non-controlling interest at June 30, 2011	Non-controlling interest at December 31, 2010
	(Unaudited)
Combined Adit / ACM:
Private placement	$1,499,501	$1,499,501
Common stock for cash	500,000	-
Finder’s fees	95,215	95,215
Technical data for Picacho	240,000	240,000
Officer compensation	487,500	487,500
Officer options	134,978	134,978
Cumulative statement of operations pickup through December 31, 2010	(400,368)	(400,368)
Statement of operations pickup 2011	(17,548)	-
AMM non-controlling interest	5	5
Total non-controlling interest	$2,539,283	$2,056,831

Note 11.   Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2011 (Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Total notes payable, related and unrelated	$402,280	$402,280	$-	$-
Due to related parties, net of due from	3,192,564	3,192,564	-	-
Iron Ore financial instrument	750,000			750,000
Total	$3,594,844	$3,594,844	$-	$-

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Total notes payable, including related party	$1,992,351	$1,992,351	$-	$-
Due to related parties, net of due from	3,465,232	3,465,232	-	-
Total	$5,457,583	$5,457,583	$-	$-

Note 12.	Subsequent Events

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

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through June 30, 2011 Tara Minerals generated revenue of $160,421 and incurred expenses of $658,007 in cost of sales; $5,294,668 in exploration expenses and $22,028,543 in operating and general administration expenses. Included in operating and general and administrative expenses is a non-cash charge of $8,464,942 pertaining to the issuance of stock options and bonus plans.

Material changes of certain items in Tara Minerals’ Statement of Operation for the three months ended June 30, 2011, as compared to the same period last year, are discussed below.

Three Months Ended	June 30, 2011	June 30, 2010
	(Restated)
Revenue	$-	$37,775
Cost of revenue	-	-
Exploration expenses	890,640	292,679
Operating, general and administrative expenses	960,717	2,570,705
Net operating loss	$(1,851,357)	$(2,825,609)

During the three months ended June 30, 2011, exploration expenses increased from the prior period in 2010 due to beginning of exploration activities at the Tania Iron Ore project. For the three months ended June 30, 2011, exploration expenses consisted of approximately $740,000 for the purchase of technical data for the La Verde property part of Don Roman Groupings, $1,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, and $150,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings and Tania Project. As of June 30, 2010, exploration expenses consisted of approximately $39,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, $254,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings.

Material changes of certain items in Tara Minerals’ operating, general and administrative expenses for the three months ended June 30, 2011, as compared to the same period last year, are discussed below.

Three Months Ended	June 30, 2011	June 30, 2010
Bad debt expense	$97,921	$422,319
Depreciation expense	67,020	39,674
Investor relations expense	35,310	1,388,770
Compensation, officer employment contracts and bonuses	455,244	86,116
Professional fees	217,511	301,270
Repair and maintenance	2,739	19,832
Rent and rental of equipment	12,460	4,360

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

Six Months Ended	June 30, 2011	June 30, 2010
	(Restated)
Revenue	$-	$37,775
Cost of revenue	-	-
Exploration expenses	2,820,959	1,888,650
Operating, general and administrative expenses	1,656,203	9,685,754
Net operating loss	$(4,477,162)	$(11,536,629)

During the six months ended June 30, 2011, Tara Minerals had no revenue and exploration expenses declined due to activity ceasing at the Don Roman mine in the fourth quarter of 2010. For the six months June 30, 2011, exploration expenses consisted of approximately $2,592,000 for the purchase of technical data for the Centenario (part of the Don Roman Groupings), La Verde and La Palma properties (part of the Don Roman Groupings), $16,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, and $213,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings and Tania Project.  As of June 30, 2010, exploration expenses consisted of approximately $1,224,000 for the purchase of technical data for the Picacho Groupings, $80,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, $584,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings.

Material changes of certain items in Tara Minerals’ operating, general and administrative expenses for the six months ended June 30, 2011, as compared to the same period last year, are discussed below.

Six Months Ended	June 30, 2011	June 30, 2010
Bad debt expense	$(52,802)	$443,038
Depreciation expense	137,099	83,695
Investor relations expense	92,303	4,401,263
Compensation, officer employment contracts and bonuses	815,900	3,730,615
Professional fees	361,673	471,172
Repairs and maintenance	10,946	35,292
Rent and rental of equipment	52,989	9,263

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

The following is an explanation of Tara Minerals’ material sources and (uses) of cash during the six months ended June 30, 2011 and 2010:

	June 30,
	2011	2010
Net cash (used) provided in operating activities	$(1,827,373)	$(1,983,442)
Acquisition of property, plant and equipment	-	(229,622)
Purchase of mining properties	(30,060)	(25,149)
Payments made for mining deposits	(6,462)	(398)
Sale of common stock	1,239,744	978,905
Loans from unrelated and related parties	-	430,103
Repayment of loans	(102,523)	(711,451)
Sale of common stock of subsidiaries	500,000	260,482
Change in due to/from related parties, net	(362,668)	162,490
Shares subscribed	125,000	-
Cash on hand at beginning of period	439,628	43,016

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

OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Note 8 to the financial statements included as part of this report lists all unregistered sales of the Company’s securities during the six months ended June 30, 2011.  The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these shares.  The persons who acquired these shares were all provided with information concerning the Company prior to the purchase of their shares.  The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an applicable exemption from registration.  The shares are “restricted” securities as defined in Rule 144 of the Securities and Exchange Commission.

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