Form 10-Q/A
period 2011-09-30
Tara Minerals Corp.
filed 2012-06-18
CIK 1387054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

As of November 14, 2011, the Company had 64,859,588 outstanding shares of common stock.

Explanatory Paragraph

The Company determined, during the preparation of the Form 10-K for the year ended December 31, 2011, that it failed to recognize exploration expenses and a stock liability of $1,432,805 pertaining to the purchase of technical data for Centenario, La Palma and La Verde mining concessions. Per the purchase agreements, the Company guaranteed the stock price of $2.00 per share of common stock. At the time of issuance, the Company’s common stock was fair market valued at $0.85 per share. This resulted in the understatement of exploration expenses of $1,432,805 for the nine months ended September 30, 2011.

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

The effect on the Company’s previously issued September 30, 2011 financial statements are summarized as follows:

Consolidated Balance Sheet

	September 30, 2011	Adjustment	September 30, 2011
	(As Filed)		(Restated)
Stockholders’ equity
Technical data purchased with common stock	$-	$1,432,805	$1,432,805
Accumulated deficit during exploration stage	$(26,441,933)	$(1,432,805)	$(27,874,738)

 Consolidated Statements of Operations and Comprehensive Loss

	Nine Months Ended September 30, 2011	Adjustment	Nine Months Ended September 30, 2011
	(As Filed)		(Restated)

Exploration expenses	$1,497,277	$1,432,805	$2,930,082
Net operating loss	$(4,300,305)	$(1,432,805)	$(5,733,110)
Loss before income taxes	$(4,375,147)	$(1,432,805)	$(5,807,952)
Net loss attributable to Tara Minerals’ shareholders	$(4,479,576)	$(1,432,805)	$(5,912,381)
Comprehensive loss	$(4,441,742)	$(1,432,805)	$(5,874,547)
Net loss per share, basic and diluted	$(0.07)	$(0.02)	$(0.09)

	From Inception (May 12, 2006) Through September 30, 2011	Adjustments	From Inception (May 12, 2006) Through September 30, 2011
	(As Filed)		(Restated)

Exploration expenses	$3,970,986	$1,432,805	$5,403,791
Net operating loss	$(27,643,940)	(1,432,805)	$(29,076,745)
Loss before income taxes	$(29,668,859)	(1,432,805)	$(31,101,664)
Net loss attributable to Tara Minerals’ shareholders	$(26,441,933)	(1,432,805)	$(27,874,738)
Comprehensive loss	$(26,650,352)	$(1,432,805)	$(28,083,157)

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2011	Adjustment	Nine Months Ended September 30, 2011
	(As Filed)		(Restated)
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(4,479,576)	$(1,432,805)	$(5,912,381)
Exploration expenses paid with parent and subsidiary common stock	$1,059,184	$1,432,805	$2,491,989

	From Inception (May 12, 2006) Through September 30, 2011	Adjustment	From Inception (May 12, 2006) Through September 30, 2011
	(As Filed)		(Restated)
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(26,441,933)	$(1,432,805)	$(27,874,738)
Exploration expenses paid with parent and subsidiary common stock	$2,283,559	$1,432,805	$3,716,364

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR
THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
AND
THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH SEPTEMBER 30, 2011

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited) (Restated)
Assets
Current assets
Cash	$411,960	$157,579
Recoverable value added taxes, net of allowance for bad debt of $1,235,132 and $1,366,533 at September 30, 2011 and December 31, 2010, respectively	161,221	170,494
Other receivables, net of allowance for bad debt of $3,062 and $4,692 at September 30, 2011 and December 31, 2010, respectively	110,822	104,828
Prepaid Assets	133,000	-
Total current assets	817,003	432,901
Property, plant, equipment, mine development and land, net of accumulated depreciation of $491,600 and $295,925 at September 30, 2011 and December 31, 2010, respectively	6,994,044	8,101,786
Mining deposits	201,102	53,368
Deferred tax	2,820,013	2,930,982
Goodwill	12,028	12,028
Other assets	165,112	157,870
Total Assets	$11,009,302	$11,688,935

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,017,659	$680,221
Notes payable, current portion	411,696	824,001
Notes payable related party	100,000	100,000
Due to related parties, net of due from of $79,077 and $69,143 at September 30, 2011 and December 31, 2010, respectively	2,552,645	3,465,232
Deferred revenue	100,000	-
Total current liabilities	4,182,000	5,069,454
Notes payable, non-current portion	80,620	1,068,350
Total liabilities	4,262,620	6,137,804

Commitments and contingencies	-	-

Iron Ore Properties financial instrument, net of $180,000 beneficial conversion feature	570,000	-

Stockholders’ equity
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 64,859,588 and 57,236,288 shares outstanding at September 30, 2011 and December 31, 2010, respectively	64,860	57,236
Additional paid-in capital	29,993,883	24,515,978
Technical Data purchased with common stock	1,432,805	-
Common stock payable, net of stock receivable of $0 and $212,744 at September 30, 2011 and December 31, 2010, respectively	218,000	1,129,696
Other comprehensive loss	(208,419)	(246,253)
Accumulated deficit during exploration stage	(27,874,738)	(21,962,357)
Total Tara Minerals stockholders’ equity	3,626,391	3,494,300
Non-controlling interest	2,550,291	2,056,831
Total equity	6,176,682	5,551,131
Total liabilities and stockholders’ equity	$11,009,302	$11,688,935

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND
COMPREHENSIVE LOSS
(UNAUDITED)
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	From Inception (May 12, 2006) Through September 30, 2011
	(Restated)		(Restated)		(Restated)
Mining revenues	$-	$86,178	$-	$123,953	$160,421
Cost of revenue	-	-	-	-	658,007
Gross margin	-	86,178	-	123,953	(497,586)

Exploration expenses	109,123	448,058	2,930,082	2,336,708	5,403,791
Operating, general, and administrative expenses	1,146,825	3,480,312	2,803,028	13,166,066	23,175,368

Net operating loss	(1,255,948)	(3,842,192)	(5,733,110)	(15,378,821)	(29,076,745)

Non-operating (income) expense
Interest (income)	(6,744)	(82,063)	(19,823)	(94,899)	(155,463)
Loss on conversion of note payable	-	-	-	-	783,090
Interest expense	32,415	239,629	101,542	274,544	2,190,342
Gain on debt extinguishment	-	-	-	(6,138)	(6,138)
Loss on disposal or sale of assets	-	-	4,260	-	4,260
Other expense (income)	116	(92)	(11,137)	(1,148)	(791,172)
Total non-operating expense	25,787	157,474	74,842	172,359	2,024,919
Loss before income taxes	(1,281,735)	(3,999,666)	(5,807,952)	(15,551,180)	(31,101,664)
Income tax provision (benefit)	110,969	-	110,969	-	(2,820,013)
Less: non-controlling interest	(11,008)	12,889	6,540	304,043	406,913
Net loss attributable to Tara Minerals’ shareholders	(1,403,712)	(3,986,777)	(5,912,381)	(15,247,137)	(27,874,738)
Other comprehensive income (loss):
Foreign currency translation	70,571	33,616	37,834	(35,661)	(208,419)
Comprehensive loss	$(1,333,141)	$(3,953,161)	$(5,874,547)	$(15,282,798)	$(28,083,157)

Net loss per share, basic and diluted	$(0.02)	$(0.07)	$(0.09)	$(0.29)

Weighted average number of shares, basic and diluted	63,946,338	54,661,144	62,846,792	53,529,486

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	From Inception (May 12, 2006) Through September 30, 2011
	(Restated)		(Restated)
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(5,912,381)	$(15,247,137)	$(27,874,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(133,031)	653,674	1,858,903
Depreciation	208,217	153,415	504,142
Stock based compensation and stock bonuses	529,738	6,471,099	8,464,942
Common stock issued for services	214,500	4,221,110	5,586,184
Cancellation of shares for settlement	-	-	(750,000)
Non-controlling interest in net loss of consolidated subsidiaries	(6,540)	(277,973)	(406,903)
Non-controlling interest - stock issued to third parties of subsidiaries	-	-	348,549
Expense of mining deposit upon note modification	-	-	6,000
Accretion of beneficial conversion feature and debt discount	-	84,156	1,983,575
Exploration expenses paid with parent and subsidiary common stock	2,491,989	1,224,375	3,716,364
Gain on debt extinguishment	-	6,138	(6,138)
Loss on conversion of debt to common stock	-	-	783,090
Accrued interest converted to common stock	-	-	84,438
Deferred tax asset, net	110,969	-	(2,820,013)
Loss on disposal or sale of assets	4,260	-	4,260
Rent expense reclassified from capital lease	12,207	-	12,207
Changes in current operating assets and liabilities:
Recoverable value added taxes	(48,676)	(292,848)	(1,102,284)
Other receivables	2,867	(56,228)	(106,653)
Prepaid expenses	(133,000)	-	(133,000)
Other assets	(7,242)	(110,577)	(165,113)
Accounts payable and accrued expenses	352,127	345,121	1,051,467
Deferred revenue	100,000	-	100,000
Net cash used in operating activities	(2,213,996)	(2,825,675)	(8,860,721)
Cash flows from investing activities:
Acquisition of land	-	-	(19,590)
Purchase of mining concession	(30,060)	(25,149)	(860,231)
Deposits toward mining concessions	(177,734)	-	(208,734)
Acquisition of property, plant and equipment	(5,522)	(330,205)	(2,593,571)
Cash included in business acquisition	-	-	2,037
Business acquisition goodwill	-	-	(3,758)
Payments made for construction in progress	-	-	-
Proceeds from disposal/sale of assets	29,128	-	29,128
Net cash used in investing activities	(184,188)	(355,354)	(3,654,719)
Cash flows from financing activities:
Cash from the sale of common stock	2,272,411	980,043	8,970,699
Proceeds from notes payable, related party	-	247,030	150,000
Proceeds from notes payable	-	480,000	480,000
Payments towards notes payable	(123,093)	(711,451)	(1,313,556)
Payment towards equipment financing	-	(41,412)	(201,438)
Change in due to/from related parties, net	(1,002,587)	304,245	1,926,213
Common stock payable	218,000	671,500	5,256
Non-controlling interest – cash from sale of sale of common stock of subsidiaries	500,000	260,482	2,368,645
Iron Ore Properties financial instrument	750,000	-	750,000
Net cash provided by financing activities	2,614,731	2,190,437	13,135,819

Effect of exchange rate changes on cash	37,834	(35,661)	(208,419)

Net increase (decrease)	254,381	(1,026,253)	411,960
Cash, beginning of period	157,579	1,230,376	-
Cash, end of period	$411,960	$204,123	$411,960

Supplemental Information:
Interest paid	$100,987	$26,275	$283,454
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:

Purchase of mining concession paid by debt to related party plus capitalized interest(negative movement due to note modification)	$163,793	$-	$1,445,448

Purchase of or (reduction) in purchase of concession paid with notes payable plus capitalized interest	$(1,310,974)	$(3,324,485)	$986,771

Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$(192,102)	$(508,814)	$1,384,641

Beneficial conversion value for convertible debt	$-	$-	$1,695,000

Conversion of debt to common stock, plus accrued interest	$559,350	$-	$2,309,438

Purchase of mining equipment with common stock	$-	$-	$600,000

Acquisition of property and equipment through debt	$312,042	$1,224,955	$742,963

Receivable reclassified to mining deposit	$-	$28,368	$28,368

Construction in progress reclassified to property plant and equipment	$-	$2,163,485	$2,163,485

Warrants with debt	$-	$288,576	$-

Beneficial conversion feature on financial instrument	$180,000	$-	$180,000

Business Combination of American Copper Mining:
Cash	$-	$-	$(2,037)
Due from related parties	-	-	1,989
Goodwill (from net assets)	-	-	8,270
Accounts payable and accrued expenses	-	-	12,071

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

Note 2.        Restatement for the nine months ended September 30, 2011

The Company determined, during the preparation of the Form 10-K for the year ended December 31, 2011, that it failed to recognize exploration expenses and a stock liability of $1,432,805 pertaining to the purchase of technical data for Centenario, La Palma and La Verde mining concessions. Per the purchase agreements, the Company guaranteed the stock price of $2.00 per share of common stock. At the time of issuance, the Company’s common stock was fair market valued at $0.85 per share. This resulted in the understatement of exploration expenses of $1,432,805 for the nine months ended September 30, 2011.

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

The effect on the Company’s previously issued September 30, 2011 financial statements are summarized as follows:

Consolidated Balance Sheet

	September 30, 2011	Adjustment	September 30, 2011
	(As Filed)		(Restated)
Stockholders’ equity
Technical data purchased with common stock	$-	$1,432,805	$1,432,805
Accumulated deficit during exploration stage	$(26,441,933)	$(1,432,805)	$(27,874,738)

 Consolidated Statements of Operations and Comprehensive Loss

	Nine Months Ended September 30, 2011	Adjustment	Nine Months Ended September 30, 2011
	(As Filed)		(Restated)

Exploration expenses	$1,497,277	$1,432,805	$2,930,082
Net operating loss	$(4,300,305)	$(1,432,805)	$(5,733,110)
Loss before income taxes	$(4,375,147)	$(1,432,805)	$(5,807,952)
Net loss attributable to Tara Minerals’ shareholders	$(4,479,576)	$(1,432,805)	$(5,912,381)
Comprehensive loss	$(4,441,742)	$(1,432,805)	$(5,874,547)
Net loss per share, basic and diluted	$(0.07)	$(0.02)	$(0.09)

	From Inception (May 12, 2006) Through September 30, 2011	Adjustments	From Inception (May 12, 2006) Through September 30, 2011
	(As Filed)		(Restated)

Exploration expenses	$3,970,986	$1,432,805	$5,403,791
Net operating loss	$(27,643,940)	(1,432,805)	$(29,076,745)
Loss before income taxes	$(29,668,859)	(1,432,805)	$(31,101,664)
Net loss attributable to Tara Minerals’ shareholders	$(26,441,933)	(1,432,805)	$(27,874,738)
Comprehensive loss	$(26,650,352)	$(1,432,805)	$(28,083,157)

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2011	Adjustment	Nine Months Ended September 30, 2011
	(As Filed)		(Restated)
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(4,479,576)	$(1,432,805)	$(5,912,381)
Exploration expenses paid with parent and subsidiary common stock	$1,059,184	$1,432,805	$2,491,989

	From Inception (May 12, 2006) Through September 30, 2011	Adjustment	From Inception (May 12, 2006) Through September 30, 2011
	(As Filed)		(Restated)
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(26,441,933)	$(1,432,805)	$(27,874,738)
Exploration expenses paid with parent and subsidiary common stock	$2,283,559	$1,432,805	$3,716,364

Note 3.           Property, plant, equipment, mine development and land

	September 30, 2011	December 31, 2010
	(Unaudited)

Land	$19,590	$19,590

Mining concessions:
Pilar	710,172	710,172
Don Roman (a)	521,739	521,739
Las Nuvias	100,000	100,000
Centenario (b)	635,571	1,946,545
La Palma (c)	80,000	-
La Verde (d)	60,000	-
Pirita	249,909	246,455
Picacho	1,250,000	1,250,000
Picacho Fractions (e)	163,793	-
Las Viboras Dos (f)	195,390	-
Mining concessions	3,966,574	4,774,911

Property, plant and equipment	3,499,480	3,603,210
	7,485,644	8,397,711
Less – accumulated depreciation	(491,600)	(295,925)
	$6,994,044	$8,101,786

Pilar, Don Ramon, Las Nuvias, Centenario, La Palma and La Verde properties are geographically located in Mexico and are known as the Don Roman Groupings.

The Picacho and Picacho Fractions properties are geographically located in Mexico and are known as the Picacho Groupings.

a.
In August, 2011 the Company entered into an agreement with Carnegie Mining and Exploration, Inc. which provides Carnegie with the option to earn up to a 50% interest in the Company’s Don Roman and all of the Company’s Iron Ore Properties located in Mexico, including the Company’s Tania Iron Ore property. (See Note 9)

As consideration for the option, Carnegie paid $100,000 to the Company which were recorded as deferred revenue at September 2011 and Carnegie spent $150,000 toward bringing the Don Roman mine back into production. The Company will deferred revenue recognition on payments received from joint venture partners for options to purchase interests in mining concessions. Upon successfully completing the terms on the agreement or upon a triggering termination event, a gain on the sale of the mining concession will be recognized.

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

Note 4.	Mining Deposits

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

Note 5.	Other assets, current and non-current

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

In May 2011, the Company paid $66,667 towards a $100,000 advance payable to the Iron Ore Properties vendor, against future royalty payments (See Note 9).

In May 2011, the Company advanced $175,000 to a subcontractor for improvements needed at the Iron Ore project site. The advance is being expensed over a six-month period beginning in July 2011.

Note 6.	Income taxes

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

The five year maturity schedule for notes payable is presented below:

Due on or before	September 30, 2012	September 30, 2013	September 30, 2014	September 30, 2015	September 30, 2016	Total

Mining Concessions	$383,396	$-	$-	$-	$-	$383,396
Auto Loans	28,300	32,314	39,245	9,061	-	108,920
Total	$411,696	$32,314	$39,245	$9,061	$-	$492,316

Note 8.	Related Party Transactions

Due to related parties, net of due from related parties was $2,552,645 and $3,465,232 as of September 30, 2011 and December 31, 2010, respectively.

The Company is a subsidiary of Tara Gold Resources Corp. In January 2007, another subsidiary of Tara Gold Resources Corp., Corporacion Amermin, S.A. de C.V. (“Amermin”), made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed in Note 3 (part of the Don Roman Grouping). These properties were assigned to the Company’s subsidiary AMM as of January 2007. AMM makes payments to Amermin and Amermin made payments related to the original purchase agreements. At June 30, 2010, Amermin has paid the original note holder in full but AMM has not paid Amermin. At September 30, 2011, due from related parties is $79,077 and due to related parties, includes:

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

Note 9.	Iron Ore Properties and Related Financial Instrument

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

Note 10.	Stockholders’ Equity

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

April 2011, the Company issued 100,000 shares of common stock to an Officer of the Company, valued at $100,000 or $1.00 a share for payment on behalf of Tara Gold for services rendered. See Note 8 above.

April 2011, the Company issued 416,100 shares of common stock valued at $353,685 or $0.85 a share for the purchase of Centenario’s technical data (See Note 3).

April 2011, the Company issued 460,000 shares of common stock valued at $391,000 or $0.85 a share for the purchase of La Palma’s technical data (See Note 3).

April 2011, the Company issued 370,000 shares of common stock valued at $314,500 or $0.85 a share for the purchase of La Verde’s technical data (See Note 3).

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

September 2011, the Company issued 10,000 shares of common stock for warrants exercised, for $15,000 in cash or $1.50 a share.

Common Stock Payable

At September 30, 2011, common stock payable consists of:
•	212,000 shares payable, valued at $218,000 for cash.

Note 11.	Options and Warrants

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

	September 30, 2011	December 31, 2010
Expected volatility	163.11%	208.37% - 319.79%
Weighted-average volatility	146.85%	159.17%
Expected dividends	0	0
Expected term (in years)	2.00	0.75 – 4.50
Risk-free rate	0.58%	0.30% - 2.37%

A summary of option activity under the Plans as of September 30, 2011 and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,630,000	$0.49
Granted	750,000	0.58
Exercised	(1,100,000)	0.05
Forfeited, expired or cancelled	(830,000)	(0.79)
Outstanding at September 30, 2011	3,450,000	$0.43	3.0	$2,634,000
Exercisable at September 30, 2011	2,240,000	$0.36	3.5	$2,322,400

Non-vested Options	Options	Weighted -Average Grant-Date Fair Value
Non-vested at December 31, 2010	1,475,000	$1.37
Granted	750,000	0.58
Vested	(390,000)	0.78
Forfeited, expired or cancelled	(625,000)	(1.57)
Non-vested at September 30, 2011	1,210,000	$0.29

A summary of warrant activity as of September 30, 2011, and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,271,999	$0.73
Granted	2,671,001	1.13
Exercised	(1,207,500)	0.95
Forfeited, cancelled or expired	(5,000)	0.40
Outstanding at September 30, 2011	5,730,500	$0.99	1.5	$1,646,949
Exercisable at September 30, 2011	5,730,500	$0.99	1.5	$1,646,949

Non-vested Warrants	Warrants	Weighted -Average Grant-Date Fair Value
Non-vested at December 31, 2010	$-	$-
Granted	2,671,001	1.13
Vested	(2,671,001)	(1.13)
Forfeited	-	-
Non-vested at September 30, 2011	-	$-

Note 12.	Non-controlling Interest

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

	Non-controlling interest at September 30, 2011	Non-controlling interest at December 31, 2010
	(Unaudited)
Combined Adit / ACM:
Private placement	$1,499,501	$1,499,501
Common stock for cash	500,000	-
Finder’s fees	95,215	95,215
Technical data for Picacho	240,000	240,000
Officer compensation	487,500	487,500
Officer options	134,978	134,978
Cumulative statement of operations pickup through December 31, 2010	(400,368)	(400,368)
Statement of operations pickup 2011	(6,540)	-
AMM non-controlling interest	5	5
Total non-controlling interest	$2,550,291	$2,056,831

Note 13.	Fair Value

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

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through September 30, 2011 Tara Minerals generated revenue of $160,421 and incurred expenses of $658,007 in cost of sales; $5,403,791 in exploration expenses and $23,175,369 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $8,464,942 pertaining to the issuance of stock options and bonus plans.

Material changes of certain items in Tara Minerals’ Statement of Operation for the three months ended September 30, 2011, as compared to the same period last year, are discussed below.

Three Months Ended	September 30, 2011	September 30, 2010
	(Restated)
Revenue	$-	$86,178
Cost of revenue	-	-
Exploration expenses	109,123	448,058
Operating, general and administrative expenses	1,146,825	3,480,312
Net operating loss	$(1,255,948)	$(3,842,192)

During the three months ended September 30, 2011, exploration expenses decreased when compared with the same period in 2010. In 2011 the only exploration activities were at the Iron Ore Properties and in 2010 there were extensive exploration activities performed at the Don Roman Groupings. For the three months ended September 30, 2011, exploration expenses consisted of approximately $15,000 for geological consulting, assaying, and field supplies for the Picacho Groupings and $59,000 for mine and smelting operations and other various mine expenses for the Iron Ore Properties. As of September 30, 2010, exploration expenses consisted of approximately $21,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, $427,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings.

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

Nine Months Ended	September 30, 2011	September 30, 2010
	(Restated)
Revenue	$-	$123,953
Cost of revenue	-	-
Exploration expenses	2,930,082	2,336,708
Operating, general and administrative expenses	2,803,029	13,166,066
Net operating loss	$(5,733,111)	$(15,378,821)

During the nine months ended September 30, 2011, Tara Minerals had no revenue or cost of revenue due to activity ceasing at the Don Roman mine in the fourth quarter of 2010. For the nine months September 30, 2011, exploration expenses consisted of approximately $2,592,000 for the purchase of technical data for Centenario, La Verde and La Palma properties (part of the Don Roman Groupings), $16,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, and $322,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings and the Iron Ore Properties. As of September 30, 2010, exploration expenses consisted of approximately $1,224,000 for the purchase of technical data for the Picacho Groupings, $135,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, $978,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings.

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

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Note 10 to the financial statements included as part of this report lists all unregistered sales of the Company’s securities during the nine months ended September 30, 2011.  The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these shares.  The persons who acquired these shares were all provided with information concerning the Company prior to the purchase of their shares.  The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an applicable exemption from registration.  The shares are “restricted” securities as defined in Rule 144 of the Securities and Exchange Commission.

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