Form 10-Q
period 2012-06-30
Tara Minerals Corp.
filed 2012-08-14
CIK 1387054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 14, 2012, the Company had 68,752,278 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR
THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
AND
THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH JUNE 30, 2012

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash	$4,115,818	$365,587
Other receivables, net	621,410	341,950
Deferred tax asset, current portion	3,809,000	4,041,000
Prepaid assets	101,269	116,500
Total current assets	8,647,497	4,865,037

Property, plant, equipment, mine development, land and construction in progress, net	7,673,602	6,948,187
Mining deposits	25,726	28,880
Deferred tax asset, non-current portion	1,748,000	2,475,000
Other assets	21,537	219,780
Total assets	$18,116,362	$14,536,884

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,724,864	$1,282,856
Notes payable, current portion	1,359,805	419,977
Notes payable related party	-	100,000
Due to related parties, net of due from	1,088,270	2,380,403
Total current liabilities	5,172,939	4,183,236
Notes payable, non-current portion	1,209,092	68,974
Total liabilities	6,382,031	4,252,210

Iron Ore Properties financial instrument, net	600,000	570,000

Stockholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 68,752,278 and 66,713,435 shares	68,752	66,713
Additional paid-in capital	33,577,244	30,930,613
Technical data paid with common stock	-	1,432,805
Accumulated deficit during exploration stage	(25,152,142)	(25,333,453)
Accumulated other comprehensive loss	(195,951)	(209,217)
Total Tara Minerals stockholders’ equity	8,297,903	6,887,461
Non-controlling interest	2,836,428	2,827,213
Total stockholders’ equity	11,134,331	9,714,674
Total liabilities and stockholders’ equity	$18,116,362	$14,536,884

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND
COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	From Inception (May 12, 2006) Through June 30, 2012

Mining revenues	$-	$-	$-	$-	$160,421
Cost of revenue	-	-	-	-	658,007
Gross margin	-	-	-	-	(497,586)
Exploration expenses	715,462	890,640	860,123	2,820,959	6,232,858
Operating, general and administrative expenses	1,439,677	960,717	2,072,954	1,656,203	26,668,816
Net operating loss	(2,155,139)	(1,851,357)	(2,933,077)	(4,477,162)	(33,399,260)

Non-operating (income) expense:
Interest income	(7,503)	(6,528)	(14,020)	(13,079)	(176,109)
Interest expense	3,979	63,817	8,815	69,127	2,077,276
Loss on debt due to extinguishment and conversion	-	-	-	-	776,952
Loss on disposal or sale of assets	-	-	-	4,260	28,190
Gain on dissolution of joint venture	-	-	-	-	(100,000)
Other income	-	(162)	-	(11,253)	(775,775)
Total non-operating (income) loss	(3,524)	57,127	(5,205)	49,055	1,830,534
Loss before income taxes	(2,151,615)	(1,908,484)	(2,927,872)	(4,526,217)	(35,229,794)
Income tax benefit	-	-	-	-	(6,516,000)
Loss from continuing operations	(2,151,615)	(1,908,484)	(2,927,872)	(4,526,217)	(28,713,794)
Discontinued operations:
Gain from discontinued operations, net of tax	3,673,724	-	3,618,402	-	3,618,402
Net income (loss)	1,522,109	(1,908,484)	690,530	(4,526,217)	(25,095,392)
Add: Net (income) loss attributable to non-controlling interest	(522,984)	11,178	(509,219)	17,548	(56,750)
Net income (loss) attributable to Tara Minerals’ shareholders	999,125	(1,897,306)	181,311	(4,508,669)	(25,152,142)

Other comprehensive income (loss):
Foreign currency translation	100,169	2,650	13,266	(32,737)	(195,951)
Total comprehensive income (loss)	$1,099,294	$(1,894,656)	$194,577	$(4,541,406)	$(25,348,093)

Net income (loss) per share, basic	$0.02	$(0.03)	$0.01	$(0.08)

Weighted average number of shares, basic	67,468,494	61,297,513	67,095,113	59,436,159

Net income (loss) per share, diluted	$0.02	$(0.03)	$0.01	$(0.08)

Weighted average number of shares, diluted	75,627,241	61,297,513	75,253,860	59,436,159

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	From Inception (May 12, 2006) Through June 30, 2012
Cash flows from operating activities:
Net income (loss) attributable to Tara Minerals’ shareholders	$181,311	$(4,508,669)	$(25,152,142)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	141,002	138,121	715,817
Allowance for doubtful accounts	127,718	(9,403)	1,959,913
Stock based compensation and stock bonuses	354,864	529,738	8,819,806
Common stock issued for services and other expenses	54,000	-	5,843,134
Cancellation of shares for settlement	-	-	(750,000)
Non-controlling interest in net income (loss) of consolidated subsidiaries	509,219	(17,548)	56,760
Non-controlling interest - stock issued to third parties of subsidiaries	-	-	671,028
Accretion of beneficial conversion feature and debt discount	-	-	1,983,575
Exploration expenses paid with parent and subsidiary common stock	430,000	2,491,989	3,716,365
Loss on debt due to extinguishment and conversion	-	-	776,952
Accrued interest converted to common stock	-	-	84,438
Deferred tax asset, net	-	-	(6,516,000)
Gain from discontinued operations, net of tax	(3,618,402)	-	(3,618,402)
Gain on dissolution of joint venture	-	-	(100,000)
Other	10,646	16,467	93,113
Changes in operating assets and liabilities:
Other receivables, net	(100,129)	(198,114)	(1,339,465)
Prepaid expenses	15,231	(158,500)	(101,269)
Other assets	(265)	2,792	(93,018)
Accounts payable and accrued expenses	(452,786)	(114,246)	856,863
Net cash used in operating activities	(2,347,591)	(1,827,373)	(12,092,532)
Cash flows from investing activities:
Acquisition of property, plant, equipment, land and construction in progress	(147,831)	-	(2,793,014)
Purchase of mining concession	-	(30,060)	(860,231)
Mining deposits	3,154	(6,462)	(208,358)
Proceeds from the sale or disposal of assets	-	29,128	29,128
Proceeds from the sale of American Copper Mining	7,500,000	-	7,500,000
Cash investment in American Copper Mining in 2012	(224,521)	-	(224,521)
Other	-	-	(1,721)
Net cash provided by (used in) investing activities	7,130,802	(7,394)	3,441,283
Cash flows from financing activities:
Cash from the sale of common stock	357,000	1,364,744	10,280,589
Proceeds from notes payable, related party	-	-	150,000
Proceeds from notes payable	-	-	480,000
Payments towards notes payable	(245,946)	(102,523)	(1,561,448)
Payments towards notes payable, related party	(100,000)		(100,000)
Payment towards equipment financing	-	-	(201,438)
Change in due to/from related parties, net	(1,107,300)	(362,668)	646,670
Payments from joint venture partners	-	-	100,000
Non-controlling interest – cash from the sale of common stock of subsidiaries	-	500,000	2,368,645
Iron Ore Properties financial instrument	50,000	750,000	800,000
Net cash (used in) provided by financing activities	(1,046,246)	2,149,553	12,963,018

Effect of exchange rate changes on cash	13,266	(32,737)	(195,951)

Net increase (decrease)	3,750,231	282,049	4,115,818
Cash, beginning of period	365,587	157,579	-
Cash, end of period	$4,115,818	$439,628	$4,115,818

Supplemental Information:
Interest paid	$-	$273	$286,665
Income taxes paid	$-	$-	$10,565

Non-cash Investing and Financing Transactions:

Purchase of mining concession paid by debt to related party plus capitalized interest	$-	$163,793	$1,445,448
Purchase of or (reduction) in purchase of concession paid with notes payable plus capitalized interest	$2,147,171	$(1,310,974)	$3,569,315
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$348,000	$(215,557)	$2,101,293
Beneficial conversion value for convertible debt	$-	$-	$1,695,000
Beneficial conversion feature on financial instrument	$20,000	$180,000	$200,000
Conversion of debt to common stock, plus accrued interest	$-	$-	$2,309,438
Purchase of property and equipment through debt and common stock	$-	$48,491	$1,298,051
Issuance of common stock for Tara Gold Payable	$-	$-	$100,000
Security deposits reclassified to other receivables	$1,768	$-	$1,768
Reclassification of mining deposit to mining concession paid through debt	$(175,000)	$-	$(175,000)

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

Tara Minerals owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation.  Tara Minerals also owns 87% of the common stock of Adit Resources Corp. (“Adit”). Tara Minerals’ operations in Mexico are conducted through AMM since Mexican law provides that only Mexican corporations are allowed to own mining properties.  American Metal Mining’s primary focus is on industrial minerals, e.g. iron, copper and zinc.

On April 4, 2012 Adit sold its subsidiary American Copper Mining S.A. de C.V. (“ACM”) to Yamana Mexico Holdings B.V. (“Yamana”). ACM’s primary asset was the Picacho groupings.

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

Tara Minerals is a subsidiary of Tara Gold Resources Corp. (“Tara Gold” or “the Company’s Parent”).

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of June 30, 2012 and December 31, 2011, the condensed consolidated results of its operations for the three and six months ended June 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. All intercompany balances and transactions have been eliminated in consolidation.

The reporting currency of the Company and Adit is the U.S. dollar.  The functional currency of AMM and ACM is the Mexican Peso. As a result, the financial statements of the subsidiaries have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for non-monetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with non-monetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement income (loss) is recorded to accumulated other comprehensive income (loss).

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements for the AMM and ACM are as follows for the six months ended June 30, 2012 and 2011.  Mexican pesos per one U.S. dollar.

	June 30, 2012
Current exchange rate	Ps.	13.6530
Weighted average exchange rate for the six months ended	Ps.	13.2656

	June 30, 2011
Current exchange rate	Ps.	11.7748
Weighted average exchange rate for the six months ended	Ps.	11.9044

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

	June 30, 2012	December 31, 2011
	(Unaudited)
Allowance – recoverable value-added taxes	$1,161,034	$1,211,109
Allowance – other receivables	-	377
Total	$1,161,034	$1,211,486

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In May 2011, the Financial Accounting Standards Board issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011.  The adoption of this accounting standard update became effective for the reporting period beginning January 1, 2012.  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011.   The adoption of this accounting standard update became effective for the reporting period beginning January 1, 2012.  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this accounting standard update became effective for the reporting period beginning January 1, 2012.  The adoption of this guidance did not have a material impact on the Company’s financial position, result of operations or cash flows.

Issued

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2.      Property, plant, equipment, mine development, land and construction in progress, net

	June 30, 2012	December 31, 2011
	(Unaudited)
Land	$19,590	$19,590

Mining concessions:
Pilar	710,172	710,172
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Centenario	635,571	635,571
La Palma	80,000	80,000
La Verde	60,000	60,000
Pirita	250,000	250,000
Picacho (a)	-	1,250,000
Picacho Fractions (a)	-	163,793
Las Viboras Dos	188,094	188,094
Champinon (b)	2,147,171	-
Mining concessions	4,692,747	3,959,369

Construction in progress	127,414	-
Property, plant and equipment	3,534,137	3,531,501
	8,373,888	7,510,460
Less – accumulated depreciation	(700,286)	(562,273)
	$7,673,602	$6,948,187

Pilar, Don Ramon, Las Nuvias, Centenario, La Palma and La Verde properties are geographically located in Mexico and are known as the Don Roman Groupings.

The Picacho and Picacho Fractions are geographically located in Mexico and are known as the Picacho Groupings.

a.	On April 2012 the Company sold ACM to Yamana. ACM’s primary asset was the Picacho groupings (see Note 11).

b.	In September 2011, the Company leased the Mina El Champinon Iron Ore Project (“Champinon”) for royalty payments based on production.

In May, 2012, the Company terminated the lease agreement for Champinon and entered into a new agreement to acquire the Iron Ore Project for an effective purchase price of $2,175,000, plus $348,000 in value-added taxes.

Included in the purchase agreement, all prior payments plus value-added taxes (see Note 4) were applied to the note payable.

The resulting outstanding debt payment schedule, including applicable value added taxes, is as follow:

2012	$473,667
2013	947,333
2014	696,000
Total	$2,117,000

In accordance with the Interest Topic of FASB ASC, the note payable amount of $2,175,000 has been discounted using the incremental borrowing rate of 1.30%. As of June 30, 2012, the present value of future payments toward the notes payable on the contract is as follows:

	Debt	IVA	Total

Total remaining debt	$1,825,000	$292,000	$2,117,000
Imputed interest	(27,829)	-	(27,829)
Present value of debt	$1,797,171	$292,000	$2,089,171

In May 2012, the Company purchased technical data pertaining to the Champinon from the former owner for 500,000 shares of the Company’s common stock valued at $430,000.

Other Mining Commitments

Mina Godinez

In July 2010, the Company entered into a joint venture agreement whereby third parties would contribute 100% of the mining rights to the concession “Mina Godinez” and Tara Minerals would have the exclusive rights to manage, operate, explore and exploit the concession. This joint venture was terminated January 18, 2012.

Note 3.      Income Taxes

On April 2012, the Company sold ACM (see Note 11) resulting in an updated estimated deferred tax asset of $5,557,000 (current and non-current). The change of $959,000 from December 31, 2011 was recognized as an income tax expense and offset the gain on discontinued operations as of June 30, 2012.

Note 4.      Other Assets

As of June 30, 2012 and December 31, 2011, respectively, the Company had no advances and $175,000 towards the Champinon lease (see Note 2) and security deposits of $21,537 and $32,752. During the six months ending June 30, 2012, the Company made an additional advance toward Champinon in the amount of $60,345 and all advances related to Champinon were applied towards the note payable (see Note 2).

Note 5.      Notes Payable

The following table represents the outstanding balance of notes payable.

	June 30, 2012	December 31, 2011
	(Unaudited)
Mining concession	$2,486,565	$392,189
Auto loans	82,332	96,762
Related party	-	100,000
	2,568,897	588,951
Less – current portion	(1,359,805)	(519,977)
Total – non-current portion	$1,209,092	$68,974

See Note 2 above for notes payable relating to mining concessions.

The five year maturity schedule for notes payable is presented below:

	2013	2014	2015	2016	2017	Total

Mining Concessions	$1,329,612	$811,074	$345,879	$-	$-	$2,486,565
Auto Loans	30,193	34,257	17,882	-	-	82,332
Total	$1,359,805	$845,331	$363,761	$-	$-	$2,568,897

Note 6.      Related Party Transactions

	June 30, 2012	December 31, 2011
	(Unaudited)
Due from related parties	$633,017	$144,962
Due to related parties	(1,721,287)	(2,525,365)
	$(1,088,270)	$(2,380,403)

All transactions with related parties have occurred in the normal course of operations and Mexico based related party transactions are measured at the foreign exchange amount.

 In January 2007, Corporacion Amermin S.A. de C.V. (“Amermin”), a subsidiary of Tara Gold, made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Groupings) and sold the concessions to AMM. At June 30, 2012, Amermin has paid the original note holder in full and AMM owes Amermin $535,659 for the Pilar mining concession and $211,826 for the Don Roman mining concession.

As of June 30, 2012, Amermin loaned AMM $969,408 at 0% interest, due on demand.

As of June 30, 2012, the Company paid in full the 0% interest and due on demand $568,645 loan from Tara Gold.

As of June 20, 2012, the Company loaned Tara Gold $544,355 at 0% interest, due on demand.

On May 2011, ACM acquired three mining concessions knows as “Picacho Fractions I, II and III” from Amermin. The acquisition price of the properties was $163,793 plus value added taxes of $26,207, financed at LIBOR plus 3.25%. As of June 30, 2012, ACM paid Amermin in full.

On July 28, 2010, Adit borrowed $100,000 from an officer of Adit. The note bears interest at 3.25% per year, with interest payable quarterly. As of June 30, 2012, the note was paid in full.

Note 7.      Stockholders’ Equity

In April 2012, the Company sold 594,000 units in a private offering for $297,000 in cash, or $0.50 per unit. Each unit consisted of one share of the Company’s common stock and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.00 per share for one year.

April 2012, the Company issued 125,000 shares of common stock for warrants exercised, for $50,000 in cash or $0.40 a share.

April 2012, the Company issued 60,000 shares of common stock, valued at $54,000 or $0.90 a share for services rendered.

June 2012, the Company issued 500,000 shares of common stock, valued at $430,000 or $0.86 a share for the purchase of Champinon’s technical data.

June 2012, the Company issued 559,843 shares of common stock, valued at $1,432,805 or $2.56 a share to settle the acquisition of Centenario, La Verde and La Palma’s technical data.

June 2012, the Company issued 200,000 shares of common stock for options exercised, for $10,000 in cash or $0.05 a share.

Note 8.      Options and Warrants

The Company has the following incentive plans which are registered under a Form S-8:
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

On October 28, 2009, Adit, the Company’s subsidiary, adopted the following incentive plans which have not been registered:
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

	June 30, 2012	December 31, 2011
Expected volatility	104.82%	98.06% - 163.11%
Weighted-average volatility	104.82%	143.46%
Expected dividends	0	0
Expected term (in years)	1.50	1.50
Risk-free rate	0.05%	0.58%

A summary of option activity under the Plans as of June 30, 2012 (unaudited) and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,350,000	$0.69
Granted	200,000	0.05
Exercised	(200,000)	0.05
Forfeited, expired or cancelled	-	-
Outstanding at June 30, 2012	3,350,000	$0.69	3.0	$1,000,000
Exercisable at June 30, 2012	2,590,000	$0.58	3.5	$980,800

Non-vested Options	Options	Weighted -Average Grant-Date Fair Value
Non-vested at December 31, 2011	1,010,000	$1.08
Granted	200,000	0.05
Vested	(450,000)	0.32
Forfeited, expired or cancelled	-	-
Non-vested at June 30, 2012	760,000	$0.48

A summary of warrant activity as of June 30, 2012 (unaudited) and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,393,081	$0.89
Granted	594,000	1.00
Exercised	(125,000)	0.40
Forfeited, cancelled or expired	(1,893,334)	0.51
Outstanding at June 30, 2012	5,968,747	$1.04	1.5	$516,500
Exercisable at June 30, 2012	5,968,747	$1.04	1.5	$516,500

All warrants vest upon issuance.

Note 9.	Non-controlling Interest

	June 30, 2012	December 31, 2011
	(Unaudited)
Common stock for cash	$1,999,501	$1,999,501
Common stock for services	95,215	95,215
Exploration expenses paid for in subsidiary common stock	240,000	240,000
Officer stock based compensation	944,956	944,956
Cumulative net loss attributable to non-controlling interest	56,756	(452,464)
Treasury stock	(500,000)	-
Other	-	5
Total non-controlling interest	$2,836,428	$2,827,213

Note 10.	Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2012 (Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Iron Ore Properties financial instrument	$600,000	$-	$-	$600,000

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Iron Ore Properties financial instrument	$570,000	$-	$-	$570,000

Note 11.	Sale of American Copper Mining

On April 4, 2012, Adit sold its wholly owned subsidiary, American Copper Mining (“ACM”), to Yamana Mexico Holdings B.V. (“Yamana”). ACM’s primary asset was the Picacho Groupings. The Picacho concessions do not have any proven reserves. Subsequent to the sale, the Company did not retain ownership in ACM.

Additional payments due in consideration of the sale of ACM are contingent to whether or not Yamana exercises its option to terminate the agreement within ten business days prior to May 25, 2013. If the agreement is terminated, Yamana will be required to return the capital stock of ACM. Due to the contingent nature of future payments they are recognized when the contingency is removed. Possible future payments include:

•	$9.8 million on May 25, 2013;
•
During the period ending on May 25, 2017, Yamana will pay $1.0 million for every 100,000 ounces of gold, (whether proved, measured or inferred) (as defined by Canadian Securities Administrators National Instrument 43-101) discovered on the Picacho Groupings. If no gold is discovered on the Picacho Groupings by May 25, 2015, Yamana will make an advance payment of $3 million. Pursuant to this provision of the Agreement, Yamana will pay a maximum of $14 million.

•	$4.3 million on May 25, 2018.

Gain from discontinued operations, net of tax was calculated as the followed on the date of sale:

Other receivables, net	$24,338
Other current assets	10,565
Goodwill	12,028
Fixed assets, net of accumulated depreciation	3,983
Mining concessions	1,413,793
Accounts payable and accrued expenses	(457)
Fair market value of net assets	$1,464,250

Fair value of consideration received:
Cash	$7,500,000
Treasury Stock	500,000
Fair market value of net assets	(1,464,250)
Gain on deconsolidation of subsidiary	6,535,750
Loss on discontinued operations	(57,584)
Tax expense	(2,859,764)
Gain from discontinued operations, net of tax	$3,618,402

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through June 30, 2012 Tara Minerals generated revenue of $160,421 and incurred expenses of $658,007 in cost of sales; $6,232,858 in exploration expenses and $26,668,816 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $8,819,806 pertaining to the issuance of stock options and bonus plans.

            Material changes of certain items in Tara Minerals’ Statement of Operations for the three months ended June 30, 2012, as compared to the same period last year, are discussed below.

Three Months Ended	June 30, 2012	June 30, 2011

Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	715,462	890,640
Operating, general and administrative expenses	1,439,677	960,717
Net operating loss	$(2,155,139)	$(1,851,357)

For the three months ending June 30, 2012, exploration expenses consisted of $430,000 for the purchase of Champinon’s technical data, preproduction activities, geological consulting, assaying, field supplies and other mine expenses.  As of June 30, 2011, exploration expenses consisted of approximately $740,000 for the purchase of technical data for the La Verde property part of Don Roman Groupings, $1,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, and $150,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings and Tania Project.

Material changes of certain items in Tara Minerals’ operating, general and administrative expenses for the three months ended June 30, 2012, as compared to the same period last year, are discussed below.

Three Months Ended	June 30, 2012	June 30, 2011

Bad debt expense	$116,113	$97,921
Investment banking and investor relations expense	199,432	30,750
Compensation, officer employment contracts and bonuses	449,264	455,244
Professional fees	372,168	217,511

Bad debt expense for the three months ending June 30, 2012 of $116,113 was due to the corresponding Impuesto al Valor Agregado taxes (“IVA”) receivable experienced in the normal course of business in the Mexican subsidiaries. During the three months ending June 30, 2011 the Company recognized bad debt recovery due to the renegotiation of an agreement which included IVA and caused an adjustment of IVA receivables, allowance and bad debt expense.

The increase in investment banking and investor relations expense is due to options awarded to investor relations consultants in 2012. During the three months ended June 30, 2012 investor relations consisted of $81,232 paid in cash, $110,000 in options awarded and $8,200 that were accrued. During the three months ended June 30, 2011 investor relations expenses consisted of $16,500 paid with common stock and $14,250 in cash to consultants.

During the three months ended June 30, 2012 compensation, officer employment contracts and bonuses consisted of options valued at $244,865 and officer compensation of $204,399. During the three months ended June 30, 2011 compensation, officer employment contracts and bonuses consisted of options with a value of $311,000, and officers’ compensation of $144,000.

Professional fees increased in 2012 due to increased legal expenses due to negotiations of the sale of American Copper Mining, which was finalized in April 2012.

Material changes of certain items in Tara Minerals’ Statement of Operations for the six months ended June 30, 2012, as compared to the same period last year, are discussed below.

Six Months Ended	June 30, 2012	June 30, 2011

Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	860,123	2,820,959
Operating, general and administrative expenses	2,072,954	1,656,203
Net operating loss	$(2,933,077)	$(4,477,162)

For the six months ending June 30, 2012, exploration expenses consisted of $430,000 for the purchase of Champinon’s technical data, preproduction activities, geological consulting, assaying, field supplies and other mine expenses.

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

Throughout 2011, the Company purchased technical data for Centenario, La Palma and La Verde for stock, which comprises the majority of exploration expenses.

In 2011, the Company also ventured into the iron ore industry segment, exploring the Tania, Las Viboras Dos and Champinon properties.

Material changes of certain items in the Company’s Tara Minerals’ operating, general and administrative expenses for the six months ended June 30, 2011, as compared to the same period last year, are discussed below.

Six Months Ended	June 30, 2012	June 30, 2011

Bad debt expense (recovery)	$135,165	$(52,802)
Investment banking and investor relations expense	232,633	92,303
Compensation, officer employment contracts and bonuses	618,500	815,900
Professional fees	597,417	361,673

Bad debt expense for the six months ending June 30, 2012 of $135,165 (including $7,446 due to exchange rate fluctuation) was due to the corresponding IVA receivable experienced in the normal course of business in the Mexican subsidiaries. Bad debt expense for the six months ended June 30, 2011 was due to the renegotiation of an agreement which included IVA and caused an adjustment of IVA receivables, allowance and bad debt expense.

As of June 30, 2012 investor relations consisted of $110,000 in options, $114,433 in cash and $8,200 in accrued expenses. For the six months ended June 30, 2011 Investor relations expenses consisted of $36,000 in options, $16,500 paid with common stock and $31,000 in cash to consultants.

During the six months ended June 30, 2012 compensation, officer employment contracts and bonuses consisted of officer compensation of $244,865 in options and $373,635 in cash. During the six months ended June 30, 2011 compensation, officer employment contracts and bonuses consisted of options with a value of $493,000, and officers’ compensation of $312,870.

Professional fees increased in 2012 due to increased legal expenses due to negotiations of the sale of American Copper Mining, which was finalized in April 2012. Professional fees increased $140,000 in 2012 due to the use of more professionals and consultants.

The following is an explanation of Tara Minerals’ material sources and (uses) of cash during the six months ended June 30, 2012 and 2011:
	June 30, 2012	June 30, 2011

Net cash used in operating activities	$(2,347,591)	$(1,827,373)
Acquisition of property, plant and equipment	(147,831)	(30,060)
Mining deposits	3,154	(6,462)
Payments made for construction in progress	(127,414)	-
Investment in American Copper Mining in 2012	(224,521)	-
Proceeds from the sale or disposal of assets	-	29,128
Proceeds from the sale of American Copper Mining	7,500,000	-
Cash for the sale of common stock	357,000	1,364,744
Payments towards notes payable	(245,946)	(102,523)
Payments towards notes payable, related party	(100,000)	-
Iron Ore Property Financial Instrument	50,000	750,000
Change in due to/from related parties, net	(1,107,300)	(362,668)
Non-controlling interest – cash from the sale of common stock of subsidiaries	-	500,000
Cash, beginning of period	365,587	157,579

Tara Minerals anticipates that its capital requirements during the twelve months ending June 30, 2013 will be:

Exploration and Development – Don Roman Groupings	$750,000
Exploration and Development – Champinon	750,000
Property taxes	95,000
General and administrative expenses	1,000,000
Total	$2,595,000

The capital requirements shown above include capital required by Tara Minerals and subsidiaries.

In 2012, Tara Minerals is focusing its efforts on the exploration and development of the Mina El Champinon Iron Ore Project (“Champinon”) and preparatory work to bring the Don Roman mill into production in 2013. The Company has developed a strategy, which we believe will lead to the successful development of the mine and commercial production of iron ore. To date, the Company has completed numerous assays of the ore body, along with recovery analysis from Metcon Research supporting the potential viability of commercial production. Digital surveying of the area has been commissioned to develop a detailed map for the plotting of past, present, and future exploration work and current mine development planning. The permit necessary to begin mining and commercial production is in progress, with the application for an export permit to immediately follow its receipt. A production site has been determined and excavation work is ongoing to prepare the site for the installation of equipment necessary to achieve commercial quantities of saleable grade iron ore. The Company’s goal is to begin pilot production in the third quarter of 2012, with commercial sales in the fourth quarter. To this end, the Company has signed a sales agreement with a customer for mined iron ore as of the date of this filing.

The Company will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

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

Tara Minerals does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on its sales, revenues or income from continuing operations, or liquidity and capital resources except for the possible future payments related to the sale of American Copper Mining which are disclosed in the financial statements above.

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

PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On September 13, 2010, Tara Gold announced that it had entered into a tentative agreement with Tara Minerals which provided that Tara Minerals would acquire all of the common shares of Tara Gold by exchanging one share of Tara Minerals’ common stock for two Tara Gold shares.  In an effort to avoid any conflicts due to common directors, the transaction would require the approval of non-affiliate shareholders owning a majority of the outstanding shares of Tara Minerals and Tara Gold.

On September 20, 2010 Chris Columbo filed a lawsuit in the District Court for Carson City Nevada, against Tara Minerals, Tara Gold, and Tara Minerals’ officers and directors. The essence of the lawsuit was to obtain the fairest price for Tara Gold, whether from Tara Minerals or a third party.  On October 25, 2010 Mr. Columbo voluntarily dismissed his lawsuit against Tara Minerals and other defendants.

On October 22, 2010 Patricia J. Root filed a lawsuit in the Circuit Court for Dupage County, Illinois, against Tara Minerals, Tara Gold, and Tara Gold’s directors.  The essence of the lawsuit was to prevent the Company’s proposed acquisition of Tara Gold.

Tara Minerals believed the lawsuit filed by Ms. Root was premature since, as noted in the September 13, 2010 press release, the transaction was tentative and was subject to the approval of the shareholders of Tara Gold who are not officers or directors of Tara Gold.  No binding agreement between Tara Gold and Tara Minerals has been was ever signed.

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

On November 10, 2011, Tara Minerals filed a complaint in Nevada against Carnegie seeking a declaration that Carnegie failed to properly exercise its option to acquire an interest in the iron ore properties.

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

On February 14, 2012, Tara Minerals moved the Texas court for a transfer of venue to Nevada so that the cases could be consolidated. The motion is premised upon the facts that: 1) the option agreement includes an express consent to jurisdiction and venue in Nevada; 2) Tara Minerals filed its lawsuit first in Nevada; 3) the cases involve common issues of fact and law; and 4) transfer is cost-efficient and more convenient for the key witnesses in both matters. As of July 2012 the Texas court granted Tara Minerals’ the motion and transferred the case to Nevada.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2012, the Company sold 594,000 units in a private offering for $297,000 in cash, or $0.50 per unit. Each unit consisted of one share of the Company’s common stock and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.00 per share for one year.

April 2012, the Company issued 125,000 shares of common stock for warrants exercised, for $50,000 in cash or $0.40 a share.

April 2012, the Company issued 60,000 shares of common stock, valued at $54,000 or $0.90 a share for services rendered.

June 2012, the Company issued 500,000 shares of common stock, valued at $430,000 or $0.86 a share for the purchase of Champinon’s technical data.

June 2012, the Company issued 559,843 shares of common stock, valued at $1,432,805 or $2.56 a share to settle the acquisition of Centenario, La Verde and La Palma’s technical data.

June 2012, the Company issued 200,000 shares of common stock for options exercised, for $10,000 in cash or $0.05 a share.

We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these securities. The purchasers of these securities were sophisticated investors who were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these securities. The purchasers acquired these securities for their own accounts. The securities, and any shares of common stock issuable upon the exercise of the warrants, cannot be sold unless pursuant to an effective registration statement or an exemption from registration. We paid commissions of $54,000 with respect to the sale of these securities.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.	Description of Exhibit
10.1	El Champinon – Acquisition Agreement	(1)
10.2	El Champinon – Technical Data	(1)
10.3	Purchase Agreement among Adit Resources Corp., ACM and Yamana Mexico Holdings B.V.	(1)
31.1	Rule 13a-14(a) Certifications – CEO	(1)
31.2	Rule 13a-14(a) Certifications - CFO	(1)
32	Section 1350 Certifications	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document	(1)

(1)	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARA MINERALS CORP.

Dated: August 14, 2012	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., Director and
Principal Executive Officer

Dated: August 14, 2012	By:	/s/ Lynda R. Keeton-Cardno, CPA
Lynda R. Keeton-Cardno, CPA
Principal Financial and Accounting Officer