Form 10-Q
period 2012-09-30
Tara Minerals Corp.
filed 2012-11-13
CIK 1387054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of November 14, 2012, the Company had 68,752,278 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR
THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND
THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH SEPTEMBER 30, 2012

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash	$1,967,454	$365,587
Other receivables, net	606,593	341,950
Deferred tax asset, current portion	3,809,000	4,041,000
Prepaid assets	142,836	116,500
Total current assets	6,525,883	4,865,037

Property, plant, equipment, mine development, land and construction in progress, net	8,001,973	6,948,187
Mining deposits	27,330	28,880
Deferred tax asset, non-current portion	1,748,000	2,475,000
Other assets	24,840	219,780
Total assets	$16,328,026	$14,536,884

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,660,140	$1,282,856
Notes payable, current portion	1,381,909	419,977
Notes payable related party	-	100,000
Due to related parties, net of due from	948,282	2,380,403
Total current liabilities	4,990,331	4,183,236
Notes payable, non-current portion	735,670	68,974
Total liabilities	5,726,001	4,252,210

Iron Ore Properties financial instrument, net	600,000	570,000

Stockholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 68,752,278 and 66,713,435 shares	68,752	66,713
Additional paid-in capital	33,577,244	30,930,613
Technical data paid with common stock	-	1,432,805
Accumulated deficit during exploration stage	(26,251,076)	(25,333,453)
Accumulated other comprehensive loss	(227,721)	(209,217)
Total Tara Minerals stockholders’ equity	7,167,199	6,887,461
Non-controlling interest	2,834,826	2,827,213
Total stockholders’ equity	10,002,025	9,714,674
Total liabilities and stockholders’ equity	$16,328,026	$14,536,884

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND
COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	From Inception (May 12, 2006) Through September 30, 2012

Mining revenues	$-	$-	$-	$-	$160,421
Cost of revenue	-	-	-	-	658,007
Gross margin	-	-	-	-	(497,586)
Exploration expenses	344,761	109,123	1,204,884	2,930,082	6,577,619
Operating, general and administrative expenses	752,172	1,146,825	2,825,126	2,803,028	27,420,988
Net operating loss	(1,096,933)	(1,255,948)	(4,030,010)	(5,733,110)	(34,496,193)

Non-operating (income) expense:
Interest income	(6,609)	(6,744)	(20,629)	(19,823)	(182,718)
Interest expense	2,762	32,415	11,577	101,542	2,080,038
Loss on debt due to extinguishment and conversion	-	-	-	-	776,952
Loss on disposal or sale of assets	8,950	-	8,950	4,260	37,140
Gain on dissolution of joint venture	-	-	-	-	(100,000)
Other income	(1,500)	116	(1,500)	(11,137)	(777,275)
Total non-operating (income) loss	3,603	25,787	(1,602)	74,842	1,834,137
Loss before income taxes	(1,100,536)	(1,281,735)	(4,028,408)	(5,807,952)	(36,330,330)
Income tax expense (benefit)	-	110,969	-	110,969	(6,516,000)
Loss from continuing operations	(1,100,536)	(1,392,704)	(4,028,408)	(5,918,921)	(29,814,330)
Discontinued operations:
Gain from discontinued operations, net of tax	-	-	3,618,402	-	3,618,402
Net loss	(1,100,536)	(1,392,704)	(410,006)	(5,918,921)	(26,195,928)
Add: Net loss (income) attributable to non-controlling interest	1,602	(11,008)	(507,617)	6,540	(55,148)
Net loss attributable to Tara Minerals’ shareholders	(1,098,934)	(1,403,712)	(917,623)	(5,912,381)	(26,251,076)

Other comprehensive (loss) income:
Foreign currency translation	(31,770)	70,571	(18,504)	37,834	(227,721)
Total comprehensive (loss) income	$(1,130,704)	$(1,333,141)	$(936,127)	$(5,874,547)	$(26,478,797)

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.01)	$(0.09)

Weighted average number of shares, basic and diluted	68,752,278	63,946,338	67,651,533	62,846,792

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	From Inception (May 12, 2006) Through September 30, 2012
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(917,623)	$(5,912,381)	$(26,251,076)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	213,429	208,217	788,244
Allowance for doubtful accounts	367,270	(133,031)	2,199,465
Stock based compensation and stock bonuses	354,864	529,738	8,819,806
Common stock issued for services and other expenses	54,000	214,500	5,843,134
Cancellation of shares for settlement	-	-	(750,000)
Non-controlling interest in net income (loss) of consolidated subsidiaries	507,617	(6,540)	55,158
Non-controlling interest - stock issued to third parties of subsidiaries	-	-	671,028
Accretion of beneficial conversion feature and debt discount	-	-	1,983,575
Exploration expenses paid with parent and subsidiary common stock	430,000	2,491,989	4,146,365
Loss on debt due to extinguishment and conversion	-	-	776,952
Accrued interest converted to common stock	-	-	84,438
Deferred tax asset, net	-	110,969	(6,516,000)
Gain from discontinued operations, net of tax	(3,618,402)	-	(3,618,402)
Gain on dissolution of joint venture	-	-	(100,000)
Other	19,596	-	102,063
Changes in operating assets and liabilities:
Other receivables, net	(324,864)	(45,809)	(1,564,200)
Prepaid expenses	(26,336)	(133,000)	(142,836)
Other assets	(3,567)	9,225	(96,320)
Accounts payable and accrued expenses	(486,386)	352,127	823,263
Deferred revenue	-	100,000	-
Net cash used in operating activities	(3,430,402)	(2,213,996)	(12,745,343)
Cash flows from investing activities:
Acquisition of property, plant, equipment, land and construction in progress	(551,057)	(5,522)	(3,196,240)
Purchase of mining concession	-	(30,060)	(860,231)
Mining deposits	1,550	(177,734)	(209,962)
Proceeds from the sale or disposal of assets	-	29,128	29,128
Proceeds from the sale of American Copper Mining	7,500,000	-	7,500,000
Investment in American Copper Mining in 2012	(224,521)	-	(224,521)
Other	-	-	(1,721)
Net cash provided by (used in) investing activities	6,725,972	(184,188)	3,036,453
Cash flows from financing activities:
Cash from the sale of common stock	357,000	2,272,411	10,063,332
Proceeds from notes payable, related party	-	-	150,000
Proceeds from notes payable	-	-	480,000
Payments towards notes payable	(734,910)	(123,093)	(2,050,412)
Payments towards notes payable, related party	(100,000)		(100,000)
Payment towards equipment financing	-	-	(201,438)
Change in due to/from related parties, net	(1,247,289)	(1,002,587)	506,682
Common stock payable	-	218,000	(212,744)
Payments from joint venture partners	-	-	100,000
Non-controlling interest – cash from the sale of common stock of subsidiaries	-	500,000	2,368,645
Iron Ore Properties financial instrument	50,000	750,000	800,000
Net cash (used in) provided by financing activities	(1,675,199)	2,614,731	11,904,065

Effect of exchange rate changes on cash	(18,504)	37,834	(227,721)

Net increase	1,601,867	254,381	1,967,454
Cash, beginning of period	365,587	157,579	-
Cash, end of period	$1,967,454	$411,960	$1,967,454

Supplemental Information:
Interest paid	$15,972	$100,987	$299,426
Income taxes paid	$-	$-	$10,565

Non-cash Investing and Financing Transactions:

Purchase of mining concession paid by debt to related party plus capitalized interest	$-	$163,793	$1,445,448
Purchase of or (reduction) in purchase of concession paid with notes payable plus capitalized interest	$2,153,693	$(1,310,974)	$3,575,837
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$348,000	$(192,102)	$2,101,293
Beneficial conversion value for convertible debt	$-	$-	$1,695,000
Beneficial conversion feature on financial instrument	$20,000	$180,000	$200,000
Conversion of debt to common stock, plus accrued interest	$-	$559,350	$2,309,438
Purchase of property and equipment through debt and common stock	$-	$312,042	$1,298,051
Issuance of common stock for Tara Gold Payable	$-	$-	$100,000
Security deposits reclassified to other receivables	$1,768	$-	$1,768
Reclassification of mining deposit to mining concession paid through debt	$(175,000)	$-	$(175,000)

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

Tara Minerals owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation. Tara Minerals also owns 87% of the common stock of Adit Resources Corp. (“Adit”). Tara Minerals’ operations in Mexico are conducted through AMM since Mexican law provides that only Mexican corporations are allowed to own mining properties.  Tara Minerals’ primary focus is on gold and silver, as well as industrial minerals, copper, lead, zinc, iron and other associated metals.

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

In this filing references to "Company," "we," "our," and/or "us," refer to Tara Minerals and, unless the context indicates otherwise, its consolidated subsidiaries.

Tara Minerals is a subsidiary of Tara Gold Resources Corp. (“Tara Gold” or “the Company’s Parent”).

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of September 30, 2012 and December 31, 2011, the condensed consolidated results of its operations for the three and nine months ended September 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. All intercompany balances and transactions have been eliminated in consolidation.

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

Relevant exchange rates used in the preparation of the financial statements for the AMM and ACM are as follows for the nine months ended September 30, 2012 and 2011.  Mexican pesos per one U.S. dollar.

	September 30, 2012
Current exchange rate	Ps.	12.8521
Weighted average exchange rate for the nine months ended	Ps.	13.2391

	September 30, 2011
Current exchange rate	Ps.	13.4567
Weighted average exchange rate for the nine months ended	Ps.	12.0300

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

	September 30, 2012	December 31, 2011
	(Unaudited)
Allowance – recoverable value-added taxes	$1,399,698	$1,211,109
Allowance – other receivables	887	377
Total	$1,400,585	$1,211,486

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011.  The adoption of this accounting standard update became effective for the reporting period beginning January 1, 2012.  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011.   The adoption of this accounting standard update became effective for the reporting period beginning January 1, 2012.  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Note 2.    Property, plant, equipment, mine development, land and construction in progress, net

	September 30, 2012	December 31, 2011
	(Unaudited)
Land	$19,590	$19,590

Mining concessions:
Pilar	710,172	710,172
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Centenario	635,571	635,571
La Palma	80,000	80,000
La Verde	60,000	60,000
Pirita	250,000	250,000
Picacho (a)	-	1,250,000
Picacho Fractions (a)	-	163,793
Las Viboras Dos	188,094	188,094
Champinon (b)	2,153,693	-
Mining concessions	4,699,269	3,959,369

Construction in progress	264,059	-
Property, plant and equipment	3,781,191	3,531,501
	8,764,109	7,510,460
Less – accumulated depreciation	(762,136)	(562,273)
	$8,001,973	$6,948,187

Pilar, Don Roman, Las Nuvias, Centenario, La Palma and La Verde properties are geographically located in Mexico and are known as the Don Roman Groupings.

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

Included in the purchase agreement, all prior payments plus value-added taxes (see Note 4) were applied to the note payable.

The resulting outstanding debt payment schedule, including applicable value added taxes, is as follow:

2013	$947,334
2014	696,000
Total	$1,643,334

In accordance with the Interest Topic of FASB ASC, the note payable amount of $2,175,000 has been discounted using the incremental borrowing rate of 1.30%. As of September 30, 2012, the present value of future payments toward the notes payable on the contract is as follows:

	Debt	IVA	Total

Total remaining debt	$1,416,667	$226,667	$1,643,334
Imputed interest	(21,307)	-	(21,307)
Present value of debt	$1,395,360	$226,667	$1,622,027

In May 2012, the Company purchased technical data pertaining to Champinon from the former owner for 500,000 shares of the Company’s common stock valued at $430,000.

Other Mining Commitments

Mina Godinez

In July 2010, the Company entered into a joint venture agreement whereby third parties would contribute 100% of the mining rights to the concession “Mina Godinez” and Tara Minerals would have the exclusive rights to manage, operate, explore and exploit the concession. This joint venture was terminated January 18, 2012.

Note 3.   Income Taxes

On April 2012, the Company sold ACM (see Note 11) resulting in an updated estimated deferred tax asset of $5,557,000 (current and non-current). The change of $959,000 from December 31, 2011 was recognized as an income tax expense and offset the gain on discontinued operations as of September 30, 2012.

Note 4.   Other Assets

As of September 30, 2012 and December 31, 2011, respectively, the Company had no advances and $175,000 towards the Champinon lease (see Note 2), and security deposits of $24,840 and $32,752.

Note 5.   Notes Payable

The following table represents the outstanding balance of notes payable.

	September 30, 2012	December 31, 2011
	(Unaudited)
Mining concession	$2,033,342	$392,189
Auto loans	84,237	96,762
Related party	-	100,000
	2,117,579	588,951
Less – current portion	(1,381,909)	(519,977)
Total – non-current portion	$735,670	$68,974

See Note 2 above for notes payable relating to mining concessions.

The five year maturity schedule for notes payable is presented below:

	2013	2014	2015	2016	2017	Total

Mining Concessions	$1,343,126	$690,216	$-	$-	$-	$2,033,342
Auto Loans	38,783	36,761	8,693	-	-	84,237
Total	$1,381,909	$726,977	$8,693	$-	$-	$2,117,579

Note 6.   Related Party Transactions

	September 30, 2012	December 31, 2011
	(Unaudited)
Due from related parties	$797,827	$144,962
Due to related parties	(1,746,109)	(2,525,365)
	$(948,282)	$(2,380,403)

All transactions with related parties have occurred in the normal course of operations. Mexico based related party transactions are measured at the foreign exchange amount.

In January 2007, Corporacion Amermin S.A. de C.V. (“Amermin”), a subsidiary of Tara Gold, made the arrangements to purchase Pilar, Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Groupings) and sold the concessions to AMM. At September 30, 2012, Amermin has paid the original note holder in full and AMM owes Amermin $535,659 for the Pilar mining concession and $211,826 for the Don Roman mining concession.

As of September 30, 2012, Amermin loaned AMM $998,624 at 0% interest, due on demand.

As of September 30, 2012, the Company paid in full the 0% interest and due on demand $568,645 loan from Tara Gold.

As of September 30, 2012, the Company loaned Tara Gold $703,955 at 0% interest, due on demand.

On May 2011, ACM acquired three mining concessions knows as “Picacho Fractions I, II and III” from Amermin. The acquisition price of the properties was $163,793 plus value added taxes of $26,207, financed at LIBOR plus 3.25%. As of June 30, 2012, ACM had paid Amermin in full.

On July 28, 2010, Adit borrowed $100,000 from an officer of Adit. The note had interest of 3.25% per year. As of June 30, 2012, the note was paid in full.

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

For the three months ended September 30, 2012, Tara Minerals did not issue any shares of common stock.

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

	September 30, 2012	December 31, 2011
Expected volatility	104.82% - 131.10%	98.06% - 163.11%
Weighted-average volatility	117.96%	143.46%
Expected dividends	0	0
Expected term (in years)	1.00	1.50
Risk-free rate	0.05% - 0.14%	0.58%

A summary of option activity under the Plans as of September 30, 2012 (unaudited) and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,350,000	$0.69
Granted	200,000	0.05
Exercised	(200,000)	0.05
Forfeited, expired or cancelled	-	-
Outstanding at September 30, 2012	3,350,000	$0.69	3.0	$914,000
Exercisable at September 30, 2012	2,590,000	$0.58	3.0	$901,200

Non-vested Options	Options	Weighted -Average Grant-Date Fair Value
Non-vested at December 31, 2011	1,010,000	$1.08
Granted	200,000	0.05
Vested	(450,000)	0.32
Forfeited, expired or cancelled	-	-
Non-vested at September 30, 2012	760,000	$0.48

A summary of warrant activity as of September 30, 2012 (unaudited) and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,393,081	$0.89
Granted	594,000	1.00
Exercised	(125,000)	0.40
Forfeited, cancelled or expired	(1,893,334)	0.51
Outstanding at September 30, 2012	5,968,747	$1.04	1.5	$457,471
Exercisable at September 30, 2012	5,968,747	$1.04	1.5	$457,471

            All warrants vest upon issuance.

Note 9.                 Non-controlling Interest

	September 30, 2012	December 31, 2011
	(Unaudited)
Common stock for cash	$1,999,501	$1,999,501
Common stock for services	95,215	95,215
Exploration expenses paid for in subsidiary common stock	240,000	240,000
Officer stock based compensation	944,956	944,956
Cumulative net loss attributable to non-controlling interest	55,154	(452,464)
Treasury stock	(500,000)	-
Other	-	5
Total non-controlling interest	$2,834,826	$2,827,213

Note 10.               Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at September 30, 2012 (Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Iron Ore Properties financial instrument	$600,000	$-	$-	$600,000

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Iron Ore Properties financial instrument	$570,000	$-	$-	$570,000

Note 11.               Sale of American Copper Mining

On April 4, 2012, Adit sold its wholly owned subsidiary, American Copper Mining (“ACM”), to Yamana Mexico Holdings B.V. (“Yamana”). ACM’s primary asset was the Picacho Groupings. The Picacho concessions did not have any proven reserves. Subsequent to the sale, the Company did not retain ownership in ACM.

Additional payments due in consideration of the sale of ACM are contingent to whether or not Yamana exercises its option to terminate the agreement within ten business days prior to April 4, 2013 (as amended). If the agreement is terminated, Yamana will be required to return the capital stock of ACM. Due to the contingent nature of future payments, payments will be recognized when the contingency is removed. Possible future payments include:

•	$9.8 million on April 4, 2013;
•
During the period ending on April 4, 2017, Yamana will pay $1.0 million for every 100,000 ounces of gold, (whether proved, measured or inferred) (as defined by Canadian Securities Administrators National Instrument 43-101) discovered on the Picacho Groupings. If no gold is discovered on the Picacho Groupings by May 25, 2015, Yamana will make an advance payment of $3 million. Pursuant to this provision of the Agreement, Yamana will pay a maximum of $14 million.

•	$4.3 million on April 4, 2018.

Gain from discontinued operations, net of tax was calculated as the followed on the date of sale:

Other receivables, net	$24,338
Other current assets	10,565
Goodwill	12,028
Fixed assets, net of accumulated depreciation	3,983
Mining concessions	1,413,793
Accounts payable and accrued expenses	(457)
Fair market value of net assets	$1,464,250

Fair value of consideration received:
Cash	$7,500,000
Treasury Stock	500,000
Fair market value of net assets	(1,464,250)
Gain on deconsolidation of subsidiary	6,535,750
Loss on discontinued operations	(57,584)
Tax expense	(2,859,764)
Gain from discontinued operations, net of tax	$3,618,402

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through September 30, 2012 Tara Minerals generated revenue of $160,421 and incurred expenses of $658,007 in cost of sales; $6,577,619 in exploration expenses and $27,420,988 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $8,819,806 pertaining to the issuance of stock options and bonus plans.

            Material changes of certain items in Tara Minerals’ Statement of Operations for the three months ended September 30, 2012, as compared to the same period last year, are discussed below.

Three Months Ended	September 30, 2012	September 30, 2011

Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	344,761	109,123
Operating, general and administrative expenses	752,172	1,146,825
Net operating loss	$(1,096,933)	$(1,255,948)

The increase in exploration expenses for the three months ended September 30, 2012 is due to the operational focus on the Champinon property which includes preproduction activities, geological consulting, assaying, field supplies, other mine expenses and compensation of two engineers hired in 2012. For the three months ending September 30, 2011, exploration expenses consisted of mine activities and other various mine expenses for the Iron Ore Properties and Picacho Groupings.

Material changes of certain items in Tara Minerals’ operating, general and administrative expenses for the three months ended September 30, 2012, as compared to the same period last year, are discussed below.

Three Months Ended	September 30, 2012	September 30, 2011

Investment banking and investor relations expense	$32,925	$238,250
Compensation, officer employment contracts and bonuses	157,924	206,438
Professional fees	134,672	221,381

The decrease in investment banking and investor relations expense for the three months ended September 30, 2012 is due to operational focus on the Champinon property; compared to equity financing for the three months ended September 30, 2011. The decrease in compensation, officer employment contracts and bonuses was due to streamlining redundant roles in the company starting the third quarter of 2012. Professional fees decreased for the three months ended September 30, 2012 due to the operational focus on Champinon.

Material changes of certain items in Tara Minerals’ Statement of Operations for the nine months ended September 30, 2012, as compared to the same period last year, are discussed below.

Nine Months Ended	September 30, 2012	September 30, 2011

Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	1,204,884	2,930,082
Operating, general and administrative expenses	2,825,126	2,803,028
Net operating loss	$(4,030,010)	$(5,733,110)

For the nine months ending in September 30, 2012 exploration expenses decreased due to the operational focus on the Champinon property, which consisted of $680,000 for the acquisition of Champinon’s technical data ($430,000 paid with stock and $250,000 with cash) and $524,884 for preproduction activities, geological consulting, assaying, field supplies, other mine expenses for Champinon and compensation of two engineers hired in 2012.  For the nine months ending September 30, 2011 explorations expenses consisted of $2,591,990 for the acquisition of technical data for Centenario, La Palma and La Verde ($2,491,990 paid with stock and $100,000 with cash), which comprises the majority of exploration expenses for the period; the remaining $438,092 was spent on mine activities and other various mine expenses for the Iron Ore Properties (Tania, Las Viboras Dos and Champinon properties).

Material changes of certain items in the Company’s Tara Minerals’ operating, general and administrative expenses for the nine months ended September 30, 2012, as compared to the same period last year, are discussed below.

Nine Months Ended	September 30, 2012	September 30, 2011

Bad debt expense	$292,082	$96,302
Investment banking and investor relations expense	265,558	321,283
Compensation, officer employment contracts and bonuses	776,424	1,022,339
Professional fees	732,088	490,224

Impuesto al Valor Agregado taxes (IVA) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 16%.  Under certain circumstances, these taxes are recoverable by filing a tax return and as determined by the Mexican taxing authority. Each period, receivables are reviewed for collectability.  When a receivable is determined to not be collectable we allow for the receivable until we are either assured of collection or assured that a write-off is necessary.  Our allowance in association with our receivable from IVA from our Mexico subsidiaries is based on our determination that the Mexican government may not allow the complete refund of these taxes. Bad debt expense increased for the nine months ended September 30, 2012 due to the allowance of IVA receivables determined not to be collectable and experienced in the normal course of business in the Mexican subsidiaries during the period.

The decrease in investment banking and investor relations expense for the nine months ended September 30, 2012 is due to operational focus on the Champinon property; compared to equity financing for the nine months ended September 30, 2011. The decrease in compensation, officer employment contracts and bonuses was due to streamlining redundant roles in the company starting in the third quarter of 2012 and a decrease in options vested and or awarded to officers. Professional fees increased for the nine months ended September 30, 2012 due to legal and consulting services used for the negotiations, close and amendment of the agreement for the sale of American Copper Mining and services due to operational focus on Champinon.
The following is an explanation of Tara Minerals’ material sources and (uses) of cash during the nine months ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011

Net cash used in operating activities	$(3,430,402)	$(2,213,996)
Acquisition of property, plant, equipment, land and construction in progress	(551,057)	(5,522)
Mining deposits	1,550	-
Proceeds from the sale of American Copper Mining	7,500,000	-
Investment in American Copper Mining in 2012	(224,521)	-
Cash from the sale of common stock	357,000	2,272,411
Payments towards notes payable	(734,910)	(123,093)
Payments towards notes payable, related party	(100,000)	-
Iron Ore Property financial instrument	50,000	750,000
Change in due to/from related parties, net	(1,247,289)	(1,002,587)
Cash, beginning of period	365,587	157,579

In March 2012, the Company sold 594,000 units in a private offering for $297,000 in cash, or $0.50 per unit. Each unit consisted of one share of the Company’s common stock and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.00 per share at or any time before December 31, 2012. The shares and warrants were issued in April 2012.

Tara Minerals anticipates that its capital requirements during the twelve months ending September 30, 2013 will be:

Exploration and Development – Don Roman Groupings	$500,000
Exploration and Development – Champinon	947,333
Property taxes	180,000
General and administrative expenses	500,000
Total	$2,127,333

The capital requirements shown above include capital required by Tara Minerals and subsidiaries.

Tara Minerals is continuing the planning and preparation necessary to bring the Don Roman mill into production in 2013. At the same time, the Company is engaging in planning and preparation for the development of the district, by initially focusing on the mineralized structures that could serve as start-up mine feed for the Don Roman plant. The exploration work-plan, that is being developed, will be focusing on the consistency of material in an effort to maximize recovery at the plant. In addition, all work will be done in a 43-101 compliant manner; with a focus on completing a technical report that further defines mineralized structures to establish reserves.  This work will also support the expansion planning for increasing production later in 2013.

In addition to, and as a part of, development plans for the Don Roman district, during the second and third quarters of 2012, the Company also focused on plans to put the Champinon Iron Ore Project into production. Two benches were blasted, samples were assayed, and recovery work completed by Metcon Research. Site preparation, such as roadwork, retaining walls, pads, electrical panels, tailings pond, and scales were completed on time and within budget. Equipment was mobilized through the strategic alliance with a local company that was also contracted to provide equipment and buy the iron concentrate. The unforeseen drop in iron demand and iron prices has had a negative impact on the buyer. Tara Minerals is hopeful that a recovery of iron ore prices will continue in the quoted markets, but additionally, that those gains be reflected at the port. Tara Minerals will continue looking at other strategic relationships and opportunities to achieve its goals.

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

On December 9, 2011, Carnegie and a purported affiliate, Carnegie Operations, LLC filed a complaint in Texas state court against former employees of Carnegie now employed with Tara Minerals. Although Tara Minerals was not initially named as a defendant, the substance of the state court complaint made it clear that the core issues were substantially similar to those raised in the Nevada litigation. The individual defendants removed the case to federal court in Dallas, Texas on December 22, 2011. Carnegie responded with a First Amended Complaint on January 31, 2012, which formally named Tara Minerals as a defendant. In its amended complaint, Carnegie seeks an injunction against Tara Minerals in connection with its option on the iron ore properties, as well as damages for alleged fraud, trade secret theft, civil conspiracy, and tortious interference with Carnegie’s employment contracts with the individual defendants.

On February 14, 2012, Tara Minerals moved the Texas court for a transfer of venue to Nevada so that the cases could be consolidated. The motion was premised upon the facts that: 1) the option agreement includes an express consent to jurisdiction and venue in Nevada; 2) Tara Minerals filed its lawsuit first in Nevada; 3) the cases involve common issues of fact and law; and 4) transfer is cost-efficient and more convenient for the key witnesses in both matters.

On March 21, 2012, Carnegie moved the Nevada court to transfer the case to Texas and moved the court to dismiss Tara Minerals’ complaint.  After extensive briefing from both sides, on July 11, 2012, the Nevada court denied Carnegie’s motion to transfer and denied Carnegie’s motion to dismiss.   On July 20, 2012 the Texas court granted Tara Minerals’ motion and ordered the case transferred to Nevada.  On August 21, 2012, the Nevada court formally consolidated the Texas and Nevada cases.

On August 3, 2012, Carnegie responded to Tara Minerals’ complaint and brought a counterclaim against Tara Minerals American Metal Mining, S.A., C.V. (“AMM”)(an subsidiary of Tara Minerals) and a third party complaint against Harsco Corporation (“Harsco”) and Pittsburgh Mineral & Environmental Technology, Inc (“PMET”).  Carnegie’s counterclaim alleges: 1) breach of contract; 2) breach of the implied covenant of good faith and fair dealing; 3) promissory estoppel; and civil conspiracy against Tara Minerals and AMM.  Carnegie’s third party complaint alleges: 1) unjust enrichment, 2) tortious interference with contract; and 3) civil conspiracy against Harsco and PMET.

Tara Minerals and AMM answered Carnegie’s counterclaim on September 7, 2012.  Harsco answered Carnegie’s third party complaint on September 11, 2012.  PMET moved the Court to dismiss the third party complaint on September 20, 2012.  Carnegie opposed PMET’s motion to dismiss on October 9, 2012.  On November 5, 2012, PMET replied in support of the motion to dismiss, With respect to PMET, the Court will either make a ruling on PMET’s motion to dismiss based upon the briefing, or the parties will be ordered to appear for oral argument.  With respect to Tara Minerals, AMM, and Harsco, the case will proceed to discovery/fact-finding.

On September 7, 2012, Tara Minerals responded to Carnegie’s First Amended Complaint and asserted counterclaims for: 1) declaratory relief; 2) breach of contract; and 3) breach of the implied covenant of good faith and fair dealing.  Likewise, on September 7, 2012, the individual defendants responded to Carnegie’s First Amended Complaint and lodged counterclaims against Carnegie for: 1) breach of contract; 2) breach of the implied covenant of good faith and fair dealing; 3) and unjust enrichment,

On October 1, 2012, Carnegie moved the court for an order to show cause why two of the individual defendants should not be held in contempt, seeking monetary sanctions and a court order precluding the individuals from working with Tara Minerals.  Carnegie alleges, among other things, that the individuals violated the Texas state court injunction when accepting employment at Tara Minerals.  Tara Minerals and the individual defendants believe they are in full compliance with all court orders, none of which preclude Tara Minerals’ employment of the individuals.  The individual defendants vigorously opposed Carnegie’s motion on October 15, 2012.  Carnegie lodged its reply on November 5, 2012.  The next step will be for the Court to either issue a ruling based on the briefs submitted or order the parties to appear for oral argument.

The case is now in the discovery/fact-finding phase, and Tara Minerals anticipates propounding written requests for production, propounding interrogatories, and taking depositions.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Amended Purchase Agreement among Adit Resources Corp., ACM and Yamana Mexico Holdings B.V.	(1)
31.1	Rule 13a-14(a) Certifications – CEO	(1)
31.2	Rule 13a-14(a) Certifications - CFO	(1)
32	Section 1350 Certifications	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document	(1)

(1)	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARA MINERALS CORP.

Dated: November 13, 2012	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., Director and
Principal Executive Officer

Dated: November 13, 2012	By:	/s/ Lynda R. Keeton-Cardno, CPA
Lynda R. Keeton-Cardno, CPA
Principal Financial and Accounting Officer