Form 10-K
period 2012-12-31
Tara Minerals Corp.
filed 2013-04-16
CIK 1387054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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
 Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2012, was approximately $19,975,557.

As of April 15, 2013, the Company had 69,242,278 issued and outstanding shares of common stock.

Documents incorporated by reference:    None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which included but are not limited to, statements concerning our business strategy, plans and objectives, projected revenues, expenses, gross profit, income, and mix of revenue. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements.

Additional information on the various risks and uncertainties potentially affecting our operating results are discussed in this report and other documents we file with the Securities and Exchange Commission, or the SEC, or are available upon written request to our corporate secretary at 375 N Stephanie St., Bldg. 2 Ste. #211, Henderson, NV. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements.

As used in this report, “Tara Minerals,” “Company,” “we,” “our” and similar terms refer to Tara Minerals Corp. and its subsidiaries, unless the context indicates otherwise.

Item 1.  Business.

Tara Minerals Corp. (the “Company” or “Tara Minerals”) explores and develops mining properties which may be productive of gold, silver, copper, lead, zinc, iron, industrial metals, and other associated metals.  Tara Minerals was incorporated in Nevada on May 12, 2006 and is in the exploration stage.

Tara Gold Resources Corp. (“Tara Gold”), which is also engaged in the exploration and development of mining properties in Mexico, owns  approximately 52% of Tara Minerals’ common stock.  In 2005, Tara Gold became involved in the exploration of gold and silver mining properties.

In 2006 Tara Gold, formed Tara Minerals when it determined that some investors, prefer lead, zinc and silver projects, rather than gold and silver projects, and that capital may be easier to obtain by separating gold properties from industrial metal properties. Although this was Tara Gold’s intention when it formed Tara Minerals, Tara Minerals nevertheless has interests in properties which may be productive of gold or silver.  Tara Minerals formed Adit Resources Corp. (“Adit”) in 2009 to hold the Picacho property and to finance the exploration and development of this property solely from the sale of Adit’s securities. Tara Minerals owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“American Metal Mining”), a Mexican corporation and 87% of the common stock of Adit. Tara Minerals’ operations in Mexico are conducted through American Metal Mining since Mexican law provides that only Mexican corporations are allowed to own mining properties.

On April 4, 2012, Adit sold its subsidiary, American Copper Mining S.A. de C.V. (“American Copper”) to Yamana Mexico Holdings B.V. (“Yamana”).  American Copper’s primary asset was the Picacho groupings.

In the event of any conflicts of interest between Tara Gold and Tara Minerals, Tara Minerals will have the first opportunity to acquire and develop properties which may be productive of gold and silver. With this process, Tara Gold will be able to share in any mining properties which Tara Minerals successfully develops.

On May 25, 2011, Tara Gold distributed one share of Tara Minerals for every 20 issued and outstanding shares of Tara Gold.  Tara Gold plans to make additional distributions until all Tara Minerals shares held by Tara Gold have been distributed to Tara Gold’s shareholders. Once this is complete, Tara Gold will not have any interest in the properties owned by Tara Minerals or Adit.

Tara Gold and Tara Minerals will continue their efforts to develop mining properties which are thought to contain commercial quantities of gold, silver and other minerals.  There is no assurance that any of Tara Minerals’ remaining properties will be capable of producing precious or industrial metals in commercial quantity.

For the most part, the officers and directors of Tara Minerals, Tara Gold, and Adit are the same, and will remain the same following the distribution of all the shares of Tara Minerals held by Tara Gold.  As discussed elsewhere in this Annual Report, Adit has sold its only property and it is not expected that Adit will acquire any new mining properties.

Below is a chart which illustrates Tara Minerals’ mining properties as of April 15, 2013.

No properties were joint ventured as of April 15, 2013.

After acquiring a property and selecting a possible exploration area through its own efforts or with others, Tara Minerals will typically compile reports, past production records and geologic surveys concerning the area.  Tara Minerals will then undertake a field exploration program to determine whether the area merits further work.  Initial field exploration on a property normally consists of geologic mapping and geochemical and/or geophysical surveys, together with selected sampling to identify environments that may contain specific mineral occurrences.  If an area shows promise, geologic drilling programs may be undertaken to further define the existence of any economic mineralization.  If such mineralization is identified, further work may be undertaken to estimate ore reserves, evaluate the feasibility for the development of the mining project, obtain permits for commercial development, and, if the project appears to be economically viable, proceed to place the mineral deposit into commercial production.

In connection with the acquisition of a property, Tara Minerals may conduct limited reviews of title and related matters and obtain representations regarding ownership.  Although Tara Minerals plans to conduct reasonable investigations (in accordance with standard mining practice) of the validity of ownership, it may be unable to acquire good and marketable title to its properties.

The proposed exploration program for Tara Minerals’ properties will typically consist of rock-chip sampling, soil geochemistry, geological mapping, a geophysical survey, trenching, drilling, and resource calculation.  The exploration program will take place in phases, with some phases occurring simultaneously.  Rock chip and soil geochemistry may be initiated first to test and define the mineralization. This may be followed up with a CSAMT (Controlled-Source Audio-Frequency Magneto Telluric) (or other appropriate geophysical methods) to test the extent and depth of sulfide mineralization which could host copper, lead or zinc.  The CSAMT is an industry standard geophysical technique that has been used successfully to identify carbonate deposits in Mexico and other locations.

Upon completion of the exploration program, and if results are positive, a drilling program may begin.  Split samples (i.e. samples cut in half) from logged cores will be sent for assay at Tara Mineral’s laboratory or at laboratories operated by third parties.  Remaining cores will be saved for third party independent confirmation. Prospect samples will be assayed by Tara Minerals at its laboratory with occasional splits sent to third party labs for verification. Samples for mine production will be taken according to the standard methodology generally accepted for either drill cuttings or channel sampling.  Samples for mine production will be assayed internally at Tara Minerals’ laboratory, with duplicate assaying of every twentieth sample.  Splits of every twentieth sample will be sent to an outside laboratory for confirmation. After drilling results have been evaluated, a mineral resource calculation will be made.

The capital required for the exploration and development of mining properties is substantial.  Tara Minerals plans to finance its future operations through joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of Tara Minerals’ interest in a certain property in exchange for the expenditure of a specified amount), the sale of Tara Minerals properties, Tara Minerals’ operations and by the sale of Tara Minerals and its subsidiaries’ common stock.  If the capital required to develop its properties is not available, Tara Minerals may attempt to sell one or more of its properties.

The exploration and development of properties that would be joint ventured with third parties would be managed by one of the joint venture participants who would be designated as the operator.  The operator of a mining property generally provides all labor, equipment, supplies and management on a cost plus fee basis and generally must perform specific tasks over a specified time period. Separate fees may be charged to the joint venture by the operator and, once certain conditions are met, the joint venture participant is typically required to pay the costs in proportion to its interests in the property.

Mines have limited lives, an inherent risk in the mining business.  Although Tara Minerals plans to acquire other mining properties, there is a limited supply of desirable mineral lands available in Mexico where Tara Minerals would consider conducting exploration and/or production activities.  In addition, Tara Minerals faces strong competition for new properties from other mining companies, many of which have greater financial resources. Further, Tara Minerals may be unable to acquire attractive new mining properties on terms that are considered acceptable.

Tara Minerals’ operations have not been affected by the escalating conflicts in Mexico involving drug cartels.

As of April 15, 2013, Tara Minerals had interests in the mining properties listed below, all of which are located in Mexico.  Tara Minerals’ interests in the properties are generally in the form of mining concessions granted by the Mexican government.  Although Mexican mining concessions are similar in some respects to unpatented mining claims in the United States, there are differences.  See “Mexican Mining Laws and Regulations” below for information regarding Mexican mining concessions.

Although Tara Minerals believes that each of these properties has deposits of gold, silver, copper, lead, zinc, or iron, the properties are in the exploration stage, do not contain any known reserves, and may never produce any of these metals in commercial quantities.

Tara Minerals’ most significant mining property is Don Roman Groupings, described further below. The other properties described below are not considered significant since Tara Minerals did not, as of April 15, 2013, have any plans to develop those properties.

In Mexico, land size is denominated in hectares and weight is denominated in tonnes.  One hectare is equal to approximately 2.47 acres and one tonne is equal to 2,200 pounds.

With the exception of the Don Roman Groupings, as of April 15, 2013, no plants or other facilities were located on any of the properties.

Tara Minerals will use its own employees, or contract with qualified personnel, to conduct and supervise all aspects of its exploration program.

Unless otherwise noted below, all of the properties below were purchased from non-related third parties.

Don Roman Groupings

The Don Roman Groupings, comprised of 10,680.1213 hectares, were acquired in October 2006, November 2008, and March and April 2011 for an effective purchase price of approximately $2,126,000, plus value-added tax of approximately $327,500. The Don Roman Groupings consist of the Pilar, Don Roman, Las Nuvias, Centenario, La Verde and La Palma prospects.

The Don Roman plant is 18 kilometers north from Choix, state of Sinaloa, Mexico.  The plant is accessed by 18 kilometers of paved road.  From the plant site, the closest concessions are the Don Roman Groupings which can be accessed with a regular pick-up truck through a Company maintained road. The Don Roman Groupings are in the heart of the La Reforma Mining District as well as the stated gold belt that stems from the state of Chihuahua.

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

Tara Minerals’ justification for acquiring the Don Roman concessions is the general knowledge in Mexico of the types and occurrence of deposits that form around a typical “Porphyry Copper Deposit System.”  The many large and small, high-grade poly-metallic veins in the district, which surround the known low-grade porphyry copper center, are typical of this type of system.  These types of veins have been mined successfully in many other districts in the U.S. and Mexico.  The percentage of poly-metallics, meaning zinc, lead, copper and iron, is buoyed by the presence of substantial silver and gold as subordinate metals in these veins.  One of the veins obtained has been mined for 20 years.  Several others have been mined off and on for many years.  One of the veins, El Refugio, was first mined over 400 years ago and has seen mining as recently as 5 years ago.

Preliminary and continuing evaluation of the Don Roman Groupings have identified numerous mineralized systems at various locations on the property, some of which include a series of parallel northwest trending lead, zinc, silver structures that can be traced for more than 300 meters; an abandoned lead, zinc, silver mine; and historic vein-type gold mineralization.  A number of these mineralized structures lie within a complex suite of volcanic-granitic and sedimentary (carbonate) rocks.  Preliminary evaluation of the property has indicated the potential for five separate mineral systems each having varying mineral characteristics.  Initial sampling has indicated the potential for two lead, zinc, silver systems; two gold copper systems; and one iron ore, gold, copper system.

Temporary provisional permits have been acquired.  Tara Minerals continues to work toward procuring definitive permits as production and financing allows.  High voltage electrical service has been supplied to an electrical substation which is owned by Tara Minerals and supplies power to operate the Don Roman plant.

Two circuits capable of producing a minimum of 200 tonnes per day are operational, with a third circuit that can be completed when production makes it necessary. An additional regrind circuit can also be implemented at the appropriate time.  The plant, when all circuits are operational, is capable of processing approximately 400 tonnes per day.

In 2010, Tara Minerals began production at the Don Roman plant and extracted lead, zinc, and silver material from its mine and stockpiled it for future processing at the plant. During production in 2010, 181 tons of concentrate were produced and sold.  In the fourth quarter of 2010, the plant activity ceased.

As of December 31, 2012, $7,400,000 has been spent on the mapping, sampling, trenching, plant facilities, processing equipment, and related mining equipment on the Don Roman property.

Exploration of the veins in the concessions will be multi-phased.  The first phase will consist of drilling approximately 10 diamond core holes in the El Rosario vein system to accurately determine the total length, width and depth of the veins.  This phase will further define the mineralized structure, which will then allow the concentration plant to be restarted.  This cost will be approximately $150,000 and will be paid from cash received from the sale of the Picacho Prospect.  The work will be completed under the direction of Steve Eady, Tara Mineral’s Chief Geologist.

Additional exploration phases will be conducted after the start of mining and will be paid with revenue generated by concentrate production from the Don Roman plant.

Pirita Prospect

Tara Minerals acquired the Pirita Prospect in June 2009 for an effective purchase price of $250,000, plus value-added tax of $30,000.

The Pirita Prospect is 6,656.1049 hectares in size and is located near the town of Bacoachi, state of Sonora, Mexico and the towns of Urieque and Morelos, state of Chihuahua, Mexico.  The property can be accessed with a regular pick-up truck by driving 6 kilometers from Bacoachi along an unimproved dirt road.

The Pirita prospect is located within the gold orogenic belt of the Sierra Madre Mountains in northern Mexico along the Sonora-Chihuahua border. The area is principally underlain by Cretaceous or older meta-sediments and granodiorite.  The prospect is overlain by various volcanic sequences of andesite, dacite and basalt.  To date no detailed geology has been completed on the prospect.

As of December 31, 2012, the Company has not spent any money on exploring this property.  Historical exploration was performed by other third parties prior to Tara Minerals’ acquisition of this property.

As of April 15, 2013, Tara Minerals was in negotiations to amend its agreements relating to the Pirita Prospect which may include the termination of the acquisition agreement and the return of the property, or other disposal.  Per the acquisition agreement, Tara Minerals can only return the property if it is in good standing, which requires that all taxes must be paid and the property must be clear of any liabilities.  As of April 15, 2013, Tara Minerals had not paid the property taxes associated with this prospect and considers this prospect an asset held for disposal

Iron Ore Projects

Tara Minerals raised $800,000 through a royalty rights offering to fund these projects.

Tania Iron Ore Project

Tara Minerals leased the Tania Iron Ore Project in May 2011 in exchange for royalty payments based on production of Iron Ore.

Tara Minerals has the right to remove 6 million tonnes of iron ore concentrate from the property, with renewal rights extending through the life of the property. Tara Minerals had agreed to pay $6 per tonne for the first 500,000 tonnes removed from the property and $7 per tonne thereafter. As of December 31, 2012,Tara Minerals has paid $100,000 against future royalty payments.

The property, comprised of 3,233.0147 hectares, is located approximately 33 kilometers southeast, via dirt road from the port of Manzanillo, in the city of Manzanillo, State of Colima, Mexico. The iron ore is contained within decomposed granite with little overburden.  The property has not been subjected to modern exploration methods or concentrating processes prior to Tara Minerals’ involvement.

As of December 31, 2012, approximately $169,000 had been spent on road access construction, mapping, sampling, and trenching.

As of April 15, 2013, Tara Minerals is in the process of terminating this lease.

Las Viboras Dos Iron Ore Project

Tara Minerals acquired the Las Viboras Dos Iron Ore Project in July 2011 for an effective purchase price of $188,094, plus value-added tax of $30,095.

This property, comprised of 147.9201 hectares, is located near the town of La Huerta, state of Jalisco, Mexico. It is accessible by a 50 kilometer paved highway from Manzanillo towards La Huerta.

As of December 31, 2012, Tara Minerals has not spent any money exploring this property.  Historical exploration was performed by other third parties prior to Tara Minerals’ acquisition of this property.

As of April 15, 2013, Tara Minerals is in the process of terminating the acquisition agreement and the return of the property, or other disposal.  As of April 15, 2013, the Company considers this prospect an asset held for disposal.

Property owned by Adit Resources

Picacho Groupings

On April 4, 2012, Adit Resources Corp. sold its subsidiary, American Copper Mining S.A. de C.V. (“American Copper”) to Yamana Mexico Holdings B.V. (“Yamana”). American Copper’s primary asset is the Picacho groupings.

As consideration for the sale of American Copper, Yamana paid or agreed to pay Adit the following, in U.S. dollars:

•	$7.5 million, minus approximately $780,000 (the amount required to pay the Mexican government to release its tax lien on the Property), was deposited into an escrow account and released May 25, 2012;
•	$9.8 million scheduled to be released on May 25, 2013;
•
During the period ending on May 25, 2017, Yamana will pay $1.0 million for every 100,000 ounces of gold, (whether proved, measured or inferred) (as defined by Canadian Securities Administrators National Instrument 43-101) discovered on the Picacho Groupings. If no gold is discovered on the Picacho Groupings by May 25, 2015, Yamana will make an advance payment of $3 million. Yamana’s maximum payment under this provision of the sale agreement, is $14 million; and,

•	$4.3 million on May 25, 2018.

Yamana Gold Inc. effectively surrendered 500,000 Adit common shares, and warrants to purchase an additional 250,000 Adit common shares, upon the execution of the sale agreement.

Yamana has the option to terminate the sale agreement within ten business days prior to May 25, 2013 for any reason. If the sale agreement is terminated, Yamana will be required to return the capital stock of American Copper and the underlying property to the Company in good standing.

United States Mining Laws and Regulations

In the United States, unpatented mining claims on inappropriate federal land may be acquired pursuant to procedures established by the Mining Law of 1872 and other federal and state laws.  These acts generally provide that a citizen of the United States (including corporations) may acquire a possessory right to develop and mine valuable mineral deposits discovered upon inappropriate federal lands, provided that such lands have not been withdrawn from mineral location, e.g., national parks, military reservations and lands designated as part of the National Wilderness Preservation System.  The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions.  These uncertainties relate to such non-record facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record.  Prior to discovery of a locatable mineral thereon, a mining claim may be open to location by others unless the owner is in possession of the claim.

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

An exploration concession is granted to the first applicant that meets the requirements of the Mining Law, the most important of which is that the claimed area is deemed to be “free land”.  Under the Mining Law, areas that are already covered by mining concessions or applications for mining concessions, as well as reserved areas such as the coast and the seabed, are not free.

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

A concessionaire’s most important obligation is the performance of assessment work on the mining lots.  A minimum amount of assessment work measured in monetary terms must be performed each year, depends on the size of the mining lot and, for an exploration mining concession, the number of years elapsed since its issue, pursuant to minimum investment tables established by the Mexican government.  Assessment work may be done either through expenditures or the sale of minerals.  A report must be filed in May of every year regarding the work for the previous calendar year.  Lack of performance of the minimum work will result in the cancellation of the concession; payment to the government in lieu of required assessment of work is not allowed.

Concessionaires must comply with federal environmental regulations which generally require that mining activities be subject to an environmental impact statement authorization.  Normally an environmental impact statement authorization can be obtained in six to twelve months from the date of its filing.  However, mining operations that do not exceed levels established by the Mexican government are not required to file an environmental impact statement.

The Mining Law forbids concessionaires from removing mine timbering and supports and requires compliance with all safety rules promulgated by the Mexican government.

Mexican and foreign individuals, as well as Mexican corporations, are allowed to hold mining concessions. Although foreign corporations may not hold mining concessions, foreign corporations may, however, own Mexican corporations.

General

Tara Minerals’ offices are located at 375 N. Stephanie St., Bldg. 2 Ste. #211, Henderson, NV 89014. The office space is supplied free of charge by Lynda R. Keeton-Cardno, Chief Financial Officer of Tara Minerals and Tara Gold.

As of April 15, 2013 Tara Minerals had 9 employees; and American Metal Mining had 2 employees.

Tara Minerals’ website is www.taraminerals.com

Item 1A.  Risk Factors.

Not required.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

See Item 1.

Item 3.  Legal Proceedings.

On September 13, 2010, Tara Gold announced that it had entered into a tentative agreement with Tara Minerals which provided Tara Minerals would acquire all of the outstanding shares of Tara Gold by exchanging one share of Tara Mineral’s common stock for two Tara Gold shares.

On September 20, 2010, Chris Columbo filed a lawsuit in the District Court for Carson City Nevada, against Tara Gold, Tara Gold’s officers and directors and Tara Minerals. The essence of the lawsuit was to obtain the fairest price for Tara Gold, whether from Tara Minerals or a third party.  On October 25, 2010 Mr. Columbo voluntarily dismissed his lawsuit against Tara Gold and other defendants.

On October 22, 2010, Patricia J. Root filed a lawsuit in the Circuit Court for Dupage County, Illinois, against, Tara Gold, Tara Gold’s directors and Tara Minerals.  The essence of the lawsuit was to prevent Tara Mineral’s proposed acquisition of Tara Gold.

Tara Gold believes the lawsuit filed by Ms. Root was premature since, as noted in the September 13, 2010 press release, the transaction is tentative and is subject to the approval of the shareholders of Tara Gold who are not officers or directors of Tara Gold.  No binding agreement between Tara Gold and Tara Minerals was ever signed.  In April 2011 Ms. Root subsequently dismissed her lawsuit against Tara Gold and other defendants.

Tara Minerals subsequently decided that it would not acquire Tara Gold.

In August 2011, Tara Minerals entered into an agreement with Carnegie Mining and Exploration, Inc. which provided Carnegie with the option to earn up to a 50% interest in Tara Minerals’ Don Roman and iron ore projects.

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

On February 14, 2012, Tara Minerals moved the Texas court for a transfer of venue to Nevada so that the cases could be consolidated. The motion is premised upon the facts that: 1) the option agreement includes an express consent to jurisdiction and venue in Nevada; 2) Tara Minerals filed its lawsuit first in Nevada; 3) the cases involve common issues of fact and law; and 4) transfer is cost-efficient and more convenient for the key witnesses in both matters. In July 2012, the Texas Court granted Tara Minerals motion and transferred the case to Nevada.

All litigation related to the Don Ramon option was settled on March 15, 2013, pursuant to a Settlement Agreement and Release executed by all interested parties. In exchange for Carnegie’s acknowledgement that it has no rights under the Option, AMM assigned its Champinon mining rights purchase contract, including all related obligations and acquisition payments, to Plathio Trading Mexico, SA de CV, Carnegie’s Mexican subsidiary, and the Company agreed to issue to Carnegie 500,000 restricted shares of the Company’s common stock, which may not be sold until the earlier of: (i) the Company’s shares reaching a minimum trading price of $1.00 per share; or (ii) two years from the date of the Agreement. Under the transfer agreement for the Champinon property, AMM retains mining and beneficial rights to known silver, zinc, and led vein structure present on the Champinon concession. The Agreement confirms Carnegie’s acknowledgement of the Company’s 100% ownership of the Don Roman property.

Other than the foregoing, Tara Minerals is not involved in any legal proceedings and Tara Minerals does not know of any legal proceedings which are threatened or contemplated.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Tara Minerals’ common stock is quoted on the OTC Bulletin Board under the symbol “TARM”.

Shown below are the ranges of high and low closing prices for Tara Minerals’ common stock for the periods indicated as reported by FINRA and as reported on www.stockhouse.com.  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
31-Mar-11	$1.30	$0.70
30-Jun-11	$1.80	$0.35
30-Sep-11	$1.99	$1.23
31-Dec-11	$1.30	$0.66
31-Mar-12	$1.08	$0.60
30-Jun-12	$1.04	$0.45
30-Sep-12	$0.85	$0.50
31-Dec-12	$0.76	$0.27

As of April 15, 2013 Tara Minerals had 69,242,278 outstanding shares of common stock and 137 shareholders of record.

We have not paid and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our Board of Directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities and Use of Proceeds

a.	February 2013, the Company issued 190,000 shares of common stock, valued at $53,200 or $0.28 a share for services rendered.

b.
January 2013, Tara Minerals entered into conversion agreements of the Iron Ore instruments to convert their instrument to 1,600,000 shares of common stock, 300,000 shares of common stock were issued as of April 15, 2013.

c.	As of April 15, 2013, the Company had $700,000 for 3,500,000 shares of common stock subscribed under a private placement with independent parties.

Tara Minerals relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these securities.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through December 31, 2012, Tara Minerals generated revenue of $160,421 and incurred expenses of $658,007 in cost of sales, $6,813,877 in exploration expenses and $28,980,549 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $9,139,730, pertaining to the issuance of stock base compensation and stock bonuses.

Material changes of certain items in Tara Minerals’ Statement of Operations for the year ended December 31, 2012, as compared to the year ended December 31, 2011, are discussed below.

Year Ended	December 31, 2012	December 31, 2011
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	1,441	2,899
Operating, general and administrative expenses	4,385	4,224
Net operating loss	$(5,826)	$(7,123)

For the year ended December 31, 2012, exploration expenses decreased due to the operational focus on only one property, Champinon, compared to the year ended December 31, 2011, when the Company focused on acquiring technical data and focusing on Centenario, La Palma, La Verde and the Iron Ore Properties. For the year ended December 31, 2012, exploration expenses consisted of $680,000 for the acquisition of Champinon’s technical data ($430,000 paid with Tara Minerals’ stock and $250,000 with cash) and $761,000 for preproduction activities, geological consulting, assaying, field supplies, other mine expenses and compensation of two engineers hired in 2012.  For the year ended December 31, 2011 explorations expenses consisted of $2,592,000 for the acquisition of technical data for Centenario, La Palma and La Verde ($2,492,000 paid with Tara Minerals’ stock and $100,000 with cash), which comprises the majority of exploration expenses for the period; the remaining $307,000 was spent on mine activities and other various mine expenses for the Iron Ore Properties (Tania, Las Viboras Dos and Champinon).

Material changes of certain items in Tara Minerals’ operating, general and administrative expenses for the year ended December 31, 2012, as compared to the year ended December 31, 2011, are discussed below.

Year Ended	December 31, 2012	December 31, 2011
(In thousands of U.S. Dollars)
Bad debt expense	$837	$125
Investment banking and investor relations expense	298	577
Compensation, officer employment contracts and bonuses	1,365	1,505
Professional fees	880	831

Bad debt expense related primarily to Impuesto al Valor Agregado taxes (IVA) that are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 16%.  Under certain circumstances, these taxes are recoverable by filing a tax return and as determined by the Mexican taxing authority. Each period, receivables are reviewed for collectability.  When a receivable has doubtful collectability we allow for the receivable until we are either assured of collection (and reverse the allowance) or assured that a write-off is necessary.  Our allowance in association with our receivables from IVA from our Mexico subsidiaries is based on our determination that the Mexican government may not allow the complete refund of these taxes. Bad debt expense increased for the year ended December 31, 2012, when compared to the year ended December 31, 2011 due to increases in allowance for IVA from 90% to 100% and other receivables from 50% to 100%.

The decrease in investment banking and investor relations expense for the year ended December 31, 2012 is due to a decrease in equity financing during 2012 due to the focus of selling and the resulting funds obtained from the sale of American Copper Mining; compared to a focus on completing equity financing for the year ended December 31, 2011.

The decrease in compensation, officer employment contracts and bonuses was due to the controller position being outsourced starting in the third quarter of 2012, offset by additional personnel in all of 2012 and a decrease in options vested or awarded to officers.  This area 2012 consisted of $1,120,000 paid in cash or accrued for and $245,000 relating to options; 2011 consisted of $689,000 paid in cash or accrued for and $816,000 relating to options.

Professional fees for the year ended December 31, 2012 were due to legal and consulting services used for the negotiations, close and amendment of the agreement for the sale of American Copper Mining and services due to operational focus on Champinon. Professional fees for the year ended December 31, 2011 consisted of consulting and legal services discussed in Item 3.

The following is an explanation of Tara Minerals’ material sources and (uses) of cash (in thousands of U.S. dollars) during the years ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
(In thousands of U.S. Dollars)
Net cash used in operating activities	$(4,338)	$(2,668)
Acquisition of property, plant, equipment, mine development, land and construction in progress	(562)	(38)
Purchase of mining concession including mining deposits	2	(211)
Proceeds from the sale or disposal of assets	-	(29)
Proceeds from the sale of American Copper Mining	7,500	-
Investment in American Copper Mining in 2012	(225)	-
Cash from the sale of common stock	357	3,008
Payments towards notes payable	(741)	(125)
Payments towards notes payable, related party	(100)	-
Change in due to/from related parties, net	(1,424)	(1,175)
Payments from joint venture partners	-	100
Non-controlling interest – cash from the sale of common stock of subsidiaries	-	500
Iron Ore Properties financial instrument	50	750
Cash, beginning of period	366	158

Tara Minerals anticipates that its capital requirements during the twelve months ending December 31, 2013 will be:

Exploration and Development – Don Roman Groupings	$2,665,000
Exploration and Development - Dixie Mining District, Idaho	3,237,000
Property taxes	44,000
General and administrative expenses	1,007,000
Total	$6,953,000

The capital requirements shown above include capital required by Tara Minerals and subsidiaries.

Tara Minerals is continuing the planning and preparation necessary to bring the Don Roman mill into production in 2013. At the same time, the Company is engaging in planning and preparation for the development of the district, by initially focusing on the mineralized structures that could serve as start-up mine feed for the Don Roman plant. The exploration work-plan, that is being developed, will be focusing on the consistency of material in an effort to maximize recovery at the plant. In addition, all work will be done in a 43-101 compliant manner, with a focus on completing a technical report that further defines mineralized structures to establish reserves.  This work will also support the expansion planning for increasing production later in 2013.

In addition to, and as a part of, development plans for the Don Roman district, during the second and third quarters of 2012, the Company also focused on plans to put the Champinon Iron Ore Project into production. Two benches were blasted, samples were assayed, and recovery work completed by Metcon Research. Site preparation, such as roadwork, retaining walls, pads, electrical panels, tailings pond, and scales were completed on time and within budget. Equipment was mobilized through a strategic alliance with a local company that was also contracted to provide equipment and buy the iron concentrate.

On March 15, 2013, a Settlement Agreement and Release was entered into whereas Tara Minerals assigned its Champinon mining rights purchase contract, including all related obligations and acquisition payments, to Plathio Trading Mexico, SA de CV, Carnegie’s Mexican subsidiary. Under this Transfer Agreement, Tara Minerals retains mining and beneficial rights to known silver, zinc, and led vein structure present on the Champinon concession.

On March 15, 2013, Tara Minerals expanded its holdings to include a U.S. based mining district, referred to as the Dixie Mining District of central Idaho, USA. To date, the land package consists of 6,721 acres of both patented and unpatented mining claims. The optioned claims include previously mined veins with historic sampling of the exposed outcrops averaging 14 grams/tonne of gold. Tara's initial focus is to assess the previously unmined veins for their near-term production potential. Tara's technical team has already begun the assessment process, which includes sampling and a detailed review of several historical underground mining levels. Tara has also initiated the process to acquire production related permits and explore processing options, including contracting processing to third parties.

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

Off-Balance Sheet Arrangements

At December 31, 2012, Tara Minerals had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

Recoverable Value-Added Taxes (IVA) and Allowance for Doubtful Accounts

Impuesto al Valor Agregado taxes (IVA) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 16%.  Under certain circumstances, these taxes are recoverable by filing a tax return and as determined by the Mexican taxing authority.

Each period, receivables are reviewed for collectability.  When a receivable has doubtful collectability we allow for the receivable until we are either assured of collection (and reverse the allowance) or assured that a write-off is necessary.  Our allowance in association with our receivable from IVA from our Mexico subsidiaries is based on our determination that the Mexican government may not allow the complete refund of these taxes.

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

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis is completed as needed, and at least annually.  As of the date of this filing no events have occurred that would require the write-down of any assets. In addition, the carrying amounts of the group’s assets are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2012 and 2011, respectively, no indications of impairment existed.

Certain mining plant and equipment included in mine development and infrastructure is depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years. Other non-mining assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years.

Financial and Derivative Instruments

The Company periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment.  In the event that the debt or equity treatment is not readily apparent, once a triggering event of any such instruments happens that removes the temporary element the Company appropriately reclassifies the instrument to debt or equity according with the Distinguishing Liabilities from Equity Topic of the FASB ASC, consulted for temporary treatment.

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

Exploration expenses and Technical Data

Exploration costs not directly associated with proven reserves on our mining concessions are charged to operations as incurred.

Technical data, including engineering reports, maps, assessment reports, exploration samples certificates, surveys, environmental studies and other miscellaneous information, may be purchased for our mining concessions.  When purchased for concessions without proven reserves, the cost is considered research and development pertaining to a developing mine and is expensed when incurred.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR
THE YEARS ENDED DECEMBER 31, 2012 AND 2011
AND
THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH DECEMBER 31, 2012

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

/s/ Wilson Morgan LLP

Irvine, California
April 13, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Tara Minerals Corp.

We have audited the accompanying consolidated balance sheet of Tara Minerals Corp. as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended and the period from inception (May 12, 2006) to December 31, 2012. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Tara Minerals Corp. from inception (May 12, 2006) to December 31, 2010 and 2011 were audited by other auditors whose reports dated April 15, 2011 and April 13, 2012 expressed unqualified opinions on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tara Minerals Corp. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended and the period from inception (May 12, 2006) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ StarkSchenkein, LLP
StarkSchenkein, LLP

Denver, Colorado
April 15, 2013

3600 South Yosemite Street | Suite 600 | Denver, CO 80237 | P: 303.694.6700 | TF: 888.766.3985 | F: 303.694.6761 | www.starkcpas.com
An Independent Member of BKR International

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

Assets
Current assets:
Cash	$906,663	$365,587
Other receivables, net	259,548	341,950
Deferred tax asset, current portion	3,323,000	4,041,000
Prepaid assets	54,020	116,500
Assets held for sale, net	29,262	-
Total current assets	4,572,493	4,865,037

Property, plant, equipment, mine development, land and construction in progress, net	7,500,772	6,948,187
Mining deposits	27,044	28,880
Deferred tax asset, non-current portion	2,961,000	2,475,000
Other assets	24,581	219,780
Total assets	$15,085,890	$14,536,884

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,560,579	$1,282,856
Notes payable, current portion	964,288	419,977
Notes payable related party	-	100,000
Due to related parties, net of due from	771,382	2,380,403
Total current liabilities	4,296,249	4,183,236
Notes payable, non-current portion	721,531	68,974
Total liabilities	5,017,780	4,252,210

Iron Ore Properties financial instrument, net	600,000	570,000

Stockholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 68,752,278 and 66,713,435 shares	68,752	66,713
Additional paid-in capital	33,577,244	30,930,613
Common stock payable	50,400	1,432,805
Accumulated deficit during exploration stage	(27,282,680)	(25,333,453)
Accumulated other comprehensive loss	(187,146)	(209,217)
Total Tara Minerals stockholders’ equity	6,226,570	6,887,461
Non-controlling interest	3,241,540	2,827,213
Total stockholders’ equity	9,468,110	9,714,674
Total liabilities and stockholders’ equity	$15,085,890	$14,536,884

See accompanying notes to these consolidated financial statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	December 31, 2012	December 31, 2011	From Inception May 12, 2006 to December 31, 2012

Mining revenues	$-	$-	$160,421
Cost of revenue	-	-	658,007
Gross margin	-	-	(497,586)
Exploration expenses	1,441,142	2,899,026	6,813,877
Operating, general and administrative expenses	4,384,687	4,223,522	28,980,549
Net operating loss	(5,825,829)	(7,122,548)	(36,292,012)

Non-operating (income) expense:
Interest income	(31,896)	(26,449)	(193,985)
Interest expense	15,906	(20,339)	2,084,367
Loss on debt due to extinguishment and conversion	-	-	776,952
Loss on disposal or sale of assets	1,883	28,190	30,073
Gain on dissolution of joint venture	-	(100,000)	(100,000)
Other income	(1,500)	4,260	(777,275)
Total non-operating (income) loss	(15,607)	(114,338)	1,820,132
Loss before income taxes	(5,810,222)	(7,008,210)	(38,112,144)
Income tax benefit	727,000	3,585,018	7,243,000
Loss from continuing operations	(5,083,222)	(3,423,192)	(30,869,144)
Discontinued operations:
Gain from discontinued operations, net of tax	3,618,402	-	3,618,402
Net loss	(1,464,820)	(3,423,192)	(27,250,742)
Net (income) loss attributable to non-controlling interest	(484,407)	52,096	(31,938)
Net loss attributable to Tara Minerals’ shareholders	(1,949,227)	(3,371,096)	(27,282,680)

Other comprehensive gain (loss):
Foreign currency translation gain (loss)	22,071	37,036	(187,146)
Total comprehensive loss	$(1,927,156)	$(3,334,060)	$(27,469,826)

Net loss per share, basic and diluted	$(0.02)	$(0.06)

Weighted average number of shares, basic and diluted	67,928,223	61,963,938

See accompanying notes to these consolidated financial statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Common Stock	Accumulated	Accumulated Other
	Shares	Amount	Paid-In Capital	Payable (Receivable)	Deficit During Exploration Stage	Comprehensive Income	Total

Balance at inception (May 12, 2006)	-	$-	$-	$-	$-	$-	$-

Founders shares, issued October 31, 2006	30,000,000	30,000	(30,000)	-	-	-	-

Net income	-	-	-	-	-	-	-

Balance at October 31, 2006	30,000,000	30,000	(30,000)	-	-	-	-

Common stock sold for cash	5,081,000	5,081	2,535,419	-	-	-	2,540,500

Common stock issued for services	1,500,000	1,500	748,500	-	-	-	750,000

Stock based compensation (stock options)	-	-	1,164,173	-	-	-	1,164,173

Foreign currency translation gain	-	-	-	-	-	11,374	11,374

Net loss	-	-	-	-	(2,220,782)	-	(2,220,782)

Balance at October 31, 2007	36,581,000	$36,581	$4,418,092	$-	$(2,220,782)	$11,374	$2,245,265

See accompanying notes to these consolidated financial statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(CONTINUED)

	Common Stock		Additional	Common Stock	Accumulated	Accumulated Other
	Shares	Amount	Paid-In Capital	Payable (Receivable)	Deficit During Exploration Stage	Comprehensive Income	Total

Balance at October 31, 2007	36,581,000	$36,581	$4,418,092	$-	$(2,220,782)	$11,374	$2,245,265

Common stock sold for cash	1,069,167	1,069	640,431	-	-	-	641,500

Common stock issued for equipment	1,200,000	1,200	598,800	-	-	-	600,000

Cancelled shares	(1,500,000)	(1,500)	(748,500)	-	-	-	(750,000)

Common stock subscribed	-	-	-	88,000	-	-	88,000

Foreign currency translation loss	-	-	-	-	-	(184,255)	(184,255)

Net income	-	-	-	-	212,301	-	212,301

Balance at October 31, 2008	37,350,167	$37,350	$4,908,823	$88,000	$(2,008,481)	$(172,881)	$2,852,811

See accompanying notes to these consolidated financial statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(CONTINUED)

	Common Stock		Additional	Common Stock	Accumulated	Accumulated Other
	Shares	Amount	Paid-In Capital	Payable (Receivable)	Deficit During Exploration Stage	Comprehensive Income	Total

Balance at October 31, 2008	37,350,167	$37,350	$4,908,823	$88,000	$(2,008,481)	$(172,881)	$2,852,811

Common stock sold for cash	325,000	325	64,675	(21,000)	-	-	44,000

Common stock subscribed	235,000	235	66,765	(67,000)	-	-	-

Foreign currency translation loss	-	-	-	-	-	(68,036)	(68,036)

Net loss	-	-	-	-	(81,766)	-	(81,766)

Balance at December 31, 2008	37,910,167	37,910	5,040,263	-	(2,090,247)	(240,917)	2,747,009

Common stock sold for cash	2,986,667	2,987	1,057,014	-	-	-	1,060,001

Common stock issued for services	579,894	580	223,895	-	-	-	224,475

Common stock issued for compensation	808,924	809	128,691	-	-	-	129,500

Foreign currency translation gain	-	-	-	-	-	100,901	100,901

Beneficial conversion feature on convertible debt related party	-	-	1,695,000	-	-	-	1,695,000

Loan conversion plus accrued interest	8,750,440	8,750	1,741,338	-	-	-	1,750,088

Net loss	-	-	-	-	(4,033,588)	-	(4,033,588)

Balance at December 31, 2009	51,036,092	$51,036	$9,886,201	$-	$(6,123,835)	$(140,016)	$3,673,386

See accompanying notes to these consolidated financial statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(CONTINUED)

	Common Stock		Additional	Common Stock	Accumulated	Accumulated Other
	Shares	Amount	Paid-In Capital	Payable (Receivable)	Deficit During Exploration Stage	Comprehensive Income	Total

Balance at December 31, 2009	51,036,092	$51,036	$9,886,201	$-	$(6,123,835)	$(140,016)	$3,673,386

Common stock sold for cash	3,440,657	3,441	2,320,846	(212,744)	-	-	2,111,543

Common stock issued for services	2,222,039	2,222	4,394,987	-	-	-	4,397,209

Common stock issued for compensation	100,000	100	156,900	-	-	-	157,000

Exploration expense paid with common stock	437,500	437	983,938	-	-	-	984,375

Options for officer compensation and vested options	-	-	3,405,967	-	-	-	3,405,967

Option valuation for services	-	-	3,078,564	-	-	-	3,078,564

Debt discount on notes payable, related and non-related party	-	-	288,575	-	-	-	288,575

Loan conversion plus accrued interest	-	-	-	1,342,440	-	-	1,342,440

Foreign currency translation loss	-	-	-	-	-	(106,237)	(106,237)

Net loss	-	-	-	-	(15,838,522)	-	(15,838,522)

Balance at December 31, 2010	57,236,288	$57,236	$24,515,978	$1,129,696	$(21,962,357)	$(246,253)	$3,494,300

See accompanying notes to these consolidated financial statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(CONTINUED)

	Common Stock		Additional	Common Stock	Accumulated	Accumulated Other
	Shares	Amount	Paid-In Capital	Payable (Receivable)	Deficit During Exploration Stage	Comprehensive Income	Total

Balance at December 31, 2010	57,236,288	$57,236	$24,515,978	$1,129,696	$(21,962,357)	$(246,253)	$3,494,300

Common stock sold for cash	6,657,348	6,657	2,788,643	212,744	-	-	3,008,044

Common stock issued for services	355,000	355	417,095	-	-	-	417,450

Common stock issued for compensation	100,000	100	99,900	-	-	-	100,000

Exploration expense paid with common stock	1,246,100	1,246	1,057,939	1,432,805	-	-	2,491,990

Option valuation for services	-	-	529,738	-	-	-	529,738

Beneficial conversion feature on financial instrument	-	-	180,000	-	-	-	180,000

Loan conversion plus accrued interest	1,118,699	1,119	1,341,321	(1,342,440)	-	-	-

Foreign currency translation gain	-	-	-	-	-	37,036	37,036

Net loss	-	-	-	-	(3,371,096)	-	(3,371,096)

Balance at December 31, 2011	66,713,435	$66,713	$30,930,613	$1,432,805	$(25,333,453)	$(209,217)	$6,887,461

See accompanying notes to these consolidated financial statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(CONTINUED)

	Common Stock		Additional	Common Stock	Accumulated	Accumulated Other
	Shares	Amount	Paid-In Capital	Payable (Receivable)	Deficit During Exploration Stage	Comprehensive Income	Total

Balance at December 31, 2011	66,713,435	$66,713	$30,930,613	$1,432,805	$(25,333,453)	$(209,217)	$6,887,461

Common stock sold for cash, and options and warrants exercises	919,000	919	356,081	-	-	-	357,000

Common stock issued for services	60,000	60	53,940	-	-	-	54,000

Exploration expense paid with common stock	1,059,843	1,060	1,861,745	(1,432,805)	-	-	430,000

Option valuation for services	-	-	354,865	-	-	-	354,865

Beneficial conversion feature on financial instrument	-	-	20,000	-	-	-	20,000

Stock for prepaid services	-	-	-	50,400	-	-	50,400

Foreign currency translation gain	-	-	-	-	-	22,071	22,071

Net loss	-	-	-	-	(1,949,227)	-	(1,949,227)

Balance at December 31, 2012	68,752,278	$68,752	$33,577,244	$50,400	$(27,282,680)	$(187,146)	$6,226,570

See accompanying notes to these consolidated financial statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2012	December 31, 2011	From Inception May 12, 2006 to December 31, 2012
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(1,949,227)	$(3,371,096)	$(27,282,680)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	287,884	278,890	862,699
Allowance for doubtful accounts	867,241	(159,739)	2,699,436
Stock based compensation and stock bonuses	674,788	529,738	9,139,730
Common stock issued for services and other expenses	164,000	417,450	5,953,134
Cancellation of shares for settlement	-	-	(750,000)
Non-controlling interest in net income (loss) of consolidated subsidiaries	484,407	(52,096)	31,938
Non-controlling interest - stock issued to third parties of subsidiaries	-	322,479	671,028
Accretion of beneficial conversion feature and debt discount	-	-	1,983,575
Exploration expenses paid with parent and subsidiary common stock	430,000	2,491,990	4,146,365
Loss on debt due to extinguishment and conversion	-	-	776,952
Accrued interest converted to common stock	-	-	84,438
Deferred tax asset, net	(727,000)	(3,585,018)	(7,243,000)
Gain from discontinued operations, net of tax	(3,618,402)	-	(3,618,402)
Gain on dissolution of joint venture	-	(100,000)	(100,000)
Other	9,904	76,467	92,371
Changes in operating assets and liabilities:
Other receivables, net	(377,790)	(76,208)	(1,617,126)
Prepaid expenses	10,361	(116,500)	(106,139)
Other assets	(788)	65,118	(93,541)
Accounts payable and accrued expenses	(593,055)	610,309	716,604
Net cash used in operating activities	(4,337,677)	(2,668,216)	(13,652,618)
Cash flows from investing activities:
Acquisition of property, plant, equipment, land and construction in progress	(561,997)	(37,544)	(3,207,180)
Purchase of mining concession including mining deposits	1,836	(210,572)	(1,069,907)
Proceeds from the sale or disposal of assets	-	29,128	29,128
Proceeds from the sale of American Copper Mining	7,500,000	-	7,500,000
Investment in American Copper Mining in 2012	(224,521)	-	(224,521)
Other	-	-	(1,721)
Net cash provided by (used in) investing activities	6,715,318	(218,988)	3,025,799
Cash flows from financing activities:
Cash from the sale of common stock	357,000	3,008,044	10,063,332
Proceeds from notes payable, related party	-	-	150,000
Proceeds from notes payable	-	-	480,000
Payments towards notes payable	(741,447)	(125,039)	(2,056,949)
Payments towards notes payable, related party	(100,000)	-	(100,000)
Payment towards equipment financing	-	-	(201,438)
Change in due to/from related parties, net	(1,424,189)	(1,174,829)	329,782
Common stock receivable	-	-	(212,744)
Payments from joint venture partners	-	100,000	100,000
Non-controlling interest – cash from the sale of common stock of subsidiaries	-	500,000	2,368,645
Iron Ore Properties financial instrument	50,000	750,000	800,000
Net cash (used in) provided by financing activities	(1,858,636)	3,058,176	11,720,628

Effect of exchange rate changes on cash	22,071	37,036	(187,146)

Net increase	541,076	208,008	906,663
Cash, beginning of period	365,587	157,579	-
Cash, end of period	$906,663	$365,587	$906,663

 TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2012	December 31, 2011	From Inception May 12, 2006 to December 31, 2012

Supplemental Information:
Interest paid	$17,608	$100,987	$301,062
Income taxes paid	$-	$-	$10,565

Non-cash Investing and Financing Transactions:

Purchase of mining concession paid by debt to related party plus capitalized interest	$-	$163,793	$1,445,448
Purchase of or (reduction) in purchase of concession paid with notes payable or mining deposit plus capitalized interest	$1,978,693	$(875,601)	$3,400,837
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$348,000	$176,550	$2,101,293
Beneficial conversion value for convertible debt	$-	$-	$1,695,000
Beneficial conversion feature on financial instrument	$20,000	$180,000	$200,000
Conversion of debt to common stock, plus accrued interest	$-	$-	$2,309,438
Purchase of property and equipment through debt and common stock	$-	$267,130	$1,298,051
Issuance of common stock for Tara Gold Payable	$-	$100,000	$100,000
Reclassification of assets held for disposal, net	$29,262	$-	$29,262
Receivable reclassified to mining deposit	$-	$30,000	$58,368
Other	$31,768	$-	$31,768

See accompanying notes to these consolidated financial statements.

Note 1.	Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

Tara Minerals Corp. (“Tara Minerals”) explores and develops mining properties which may be productive of gold, silver, copper, lead, zinc, iron, industrial metals and other associated metals. The Company was incorporated in Nevada on May 12, 2006 and is in the exploration stage.

Tara Minerals owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation and owns 87% of the common stock of Adit Resources Corp. (“Adit”). Tara Minerals’ operations in Mexico are conducted through AMM since Mexican law provides that only Mexican corporations are allowed to own mining properties.

On April 4, 2012, Adit sold its subsidiary American Copper Mining S.A. de C.V. (“ACM”) to Yamana Mexico Holdings B.V. (“Yamana”). ACM’s primary asset was the Picacho Groupings.

The Company currently has limited operations and, in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Development Stage Entities Topic, is considered an Exploration Stage Company.

In these financial statements, references to "Company," "we," "our," and/or "us," refer to Tara Minerals Corp. and, unless the context indicates otherwise, its consolidated subsidiaries.

Tara Minerals is a subsidiary of Tara Gold Resources Corp. (“Tara Gold” or “the Company’s Parent”).

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All amounts are in U.S. dollars unless otherwise indicated. All significant inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Variable interest entities (“VIE”) over which control is achieved through means other than voting rights and we are considered the primary beneficiary would be included in our consolidated financial statements in those periods in which this applies.  When the Company is the primary beneficiary of the VIE consolidates the entity if control is achieved through means other than voting rights such as certain capital structures and contractual relationships.  At December 31, 2012 and 2011 the Company has no joint ventures or VIEs.

The reporting currency of the Company and Adit is the U.S. dollar.  The functional currency of AMM and ACM is the Mexican Peso. As a result, the financial statements of the subsidiaries have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for non-monetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with non-monetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement gain (loss) is recorded to other comprehensive gain (loss).

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements for the AMM and ACM are as follows for the year ended December 31, 2012 and 2011.  Mexican pesos per one U.S. dollar:

	December 31, 2012
Current exchange rate	Ps.	12.9880
Weighted average exchange rate for the year ended	Ps.	12.8204

	December 31, 2011
Current exchange rate	Ps.	13.9787
Weighted average exchange rate for the year ended	Ps.	12.4300

The Company’s significant accounting policies are:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current year presentation.

Cash and Cash Equivalents

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2012 and December 31, 2011.

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

Concentrations

The Company maintains cash balances at highly-rated financial institutions in the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 for interest bearing accounts. The Company had two and one bank accounts in excess of $250,000, at December 31, 2012 and 2011, respectively. The Company has not experienced any losses in these accounts.

Recoverable Value-Added Taxes (IVA) and Allowance for Doubtful Accounts

Impuesto al Valor Agregado taxes (IVA) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 16%.  Under certain circumstances, these taxes are recoverable by filing a tax return and as determined by the Mexican taxing authority.

Each period, receivables are reviewed for collectability.  When a receivable has doubtful collectability we allow for the receivable until we are either assured of collection (and reverse the allowance) or assured that a write-off is necessary.  Our allowance in association with our receivable from IVA from our Mexico subsidiaries is based on our determination that the Mexican government may not allow the complete refund of these taxes.

	December 30, 2012	December 31, 2011

Allowance – recoverable value-added taxes	$1,579,129	$1,211,109
Allowance – other receivables	321,428	377
Total	$1,900,557	$1,211,486

Property and Equipment and Mining Concessions

Mining concessions and acquisitions relating to mineral properties are deferred until the properties are brought into production, at which time they will be amortized on the unit of production method based on estimated recoverable reserves. If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mineral properties and the related deferred costs are recorded do not necessarily reflect present or future values.  Exploration and development costs are expensed as incurred until properties are brought into production.

The recoverability of the book value of each property is assessed annually for indicators of impairment such as adverse changes to any of the following:

• estimated recoverable ounces of copper, lead, zinc, silver or other precious minerals
• estimated future commodity prices
• estimated expected future operating costs, capital expenditures and reclamation expenditures

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis is completed as needed, and at least annually. As of the date of this filing no events have occurred that would require the write-down of any assets. In addition, the carrying amounts of the group’s assets are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2012 and 2011, respectively, no indications of impairment existed.

Certain mining plant and equipment included in mine development and infrastructure is depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years. Other non-mining assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years.

Financial and Derivative Instruments

The Company periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment.  In the event that the debt or equity treatment is not readily apparent, once a triggering event of any such instruments happens that removes the temporary element the Company appropriately reclassifies the instrument to debt or equity in accordance with the Distinguishing Liabilities from Equity Topic of the FASB ASC, consulted for temporary treatment.

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

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate, at the end of each period, of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing remediation, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. There were no reclamation and remediation costs accrued as of December 31, 2012 or 2011.

Exploration expenses and Technical Data

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

Stock Based Compensation

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee’s Topic of the FASB ASC, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine, at the date of grant, the value of stock at fair market value or the value of services rendered (based on contract or otherwise), whichever is more readily determinable.

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

Comprehensive Gain (Loss)

Total accumulated comprehensive gain (loss) and the components of accumulated other comprehensive gain (loss) are presented in the Consolidated Statement of Shareholders’ Equity. Accumulated other comprehensive gain (loss) is composed of foreign currency translation adjustment effects.

Net Loss per Common Share

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the years ended December 31, 2012 and 2011, respectively, the Company incurred a net loss, resulting in no potentially dilutive common shares.

Recently adopted and recently issued accounting guidance

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

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update delays the effective date of the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this accounting standard update became effective for the reporting period beginning January 1, 2013.

In February 2013, the FASB issued amended disclosure requirements for amounts classified out of other comprehensive income to improve the transparency of reporting these reclassifications (ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income). The amended guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amended guidance is effective for reporting periods beginning after December 15, 2012. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2.	Assets held for disposal, net

Pirita

In June 2009, the Company acquired “Pirita” from an independent third party for effective purchase price of $250,000, $50,000 were paid cash and $230,000 were financed, plus value-added tax of $30,000. As of December 31, 2012 the remaining notes payable are $174,000, including applicable value-added tax.

As of December 31, 2012, the Company was in negotiations to amend its agreements relating to the Pirita Prospect which may include the termination of this acquisition agreement and the return of the property, or other disposal. Per the contract, the Company can only return the property if it is in good standing, which requires that all taxes must be paid and the property must be clear of any liabilities.  As of December 31, 2012, the Company had not paid the property taxes associated with this prospect and reclassified the net amount of $76,000 related to the Pirita to assets held for disposal, net.

Las Viboras Dos

On July 2011, the Company acquired “Las Viboras Dos” from an independent third party for an effective purchase price of $188,094, plus value-added tax of $30,095.  The purchase price was financed and has a balance at December 31, 2011 of $234,832, including applicable value-added tax. As of December 31, 2012, the Company is in the process of terminating this acquisition agreement and the return of the property, or other disposal and has reclassified the net amount of ($46,738) related to the Las Viboras Dos to assets held for disposal, net.

Note 3.	Property, plant, equipment, mine development, land and construction in progress, net

	December 31, 2012	December 31, 2011

Land	$19,590	$19,590

Mining concessions:
Pilar (a)	710,172	710,172
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Centenario (b)	635,571	635,571
La Palma (c)	80,000	80,000
La Verde (d)	60,000	60,000
Pirita (See Note 2)	-	250,000
Picacho (e)	-	1,250,000
Picacho Fractions (e)	-	163,793
Las Viboras Dos (See Note 2)	-	188,094
Champinon (f)	2,153,693	-
Mining concessions	4,261,175	3,959,369

Construction in progress	269,244	-
Property, plant and equipment	3,786,947	3,531,501
	8,336,956	7,510,460
Less – accumulated depreciation	(836,184)	(562,273)
	$7,500,772	$6,948,187

Pilar, Don Roman, Las Nuvias, Centenario, La Palma and La Verde properties are geographically located in Mexico and are known as the Don Roman Groupings.

The Picacho and Picacho Fractions are geographically located in Mexico and are known as the Picacho Groupings.

a.
In January 2007, the Company acquired the Pilar de Mocoribo Prospect (“Pilar”) from Tara Gold Resources Corp. for $739,130 plus $115,737 of value-added tax (as amended).  The Company owes $535,659 for this mining concession (including the applicable value-added tax).

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $739,130 have been discounted using the incremental borrowing rate of 5.01%. As of December 31, 2012, the present value of future payments is as follows:

	Debt	IVA	Total
Total remaining debt	$486,739	$77,878	$564,618
Imputed interest	(28,959)	-	(28,959)
Present value of debt	$457,780	$77,878	$535,659

b.	In November 2008, the Company acquired “Centenario” from an independent third party. The property was purchased for an effective purchase price of $635,571, plus value-added taxes.

In June 2009, the Company and the note holder modified the initial agreement to 1) revalue the entire Centenario concession to $2,000,000, 2) apply $127,000 toward the purchase price which had already been paid and recorded as a mining deposit, and 3) apply $197,956 toward the new price of the concession which was originally paid by another subsidiary of Tara Gold.  These changes resulted in the following 1) additional debt of $28,044 plus related value-added tax for these concessions, 2) the reduction of the amount of the mining deposit of $127,000, 3) an expense of $6,000 that AMM also paid but which was not included in the revaluation of the concession, and 4) the increase in Due to Related Party of $197,956 plus related value-added tax.

In March 2011, the Company and the note holder agreed to reduce the purchase price of the Centenario concession to $635,571. These changes resulted in the following: 1) decreased debt by $1,310,974; and 2) decreased recoverable value-added taxes by $218,309. At March 31, 2011 the amended purchase price of $635,571 was paid in full.

In March 2011, the Company purchased technical data pertaining to Centenario from the former owner for 603,044 shares of Tara Minerals’ common stock and $100,000 cash. The parties agreed that the value of the stock for the technical data was $2.00 per share for Tara Mineral’s common stock and the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $932,000. The shares were issued as follows: 416,100 (2011) and 186,944 (2012).

c.
In March 2011, the Company acquired “La Palma” from an independent third party for an effective purchase price of $80,000, plus value-added taxes of $12,800. The purchase price was paid in full in 2011.

In March 2011, the Company purchased technical data pertaining to the La Palma from the former owner for 666,667 shares of the Company’s common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Company’s common stock and the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $920,000. The shares were issued as follows: 460,000 (2011) and 206,667 (2012).

d.
On April 2011, the Company acquired “La Verde” from an independent third party for $60,000, plus value-added taxes of $9,600.  The Company paid $30,000 as a deposit for the concession mining deposit in 2010 which was applied to the effective price of the property and the remaining balance was paid in 2011.

In April 2011, the Company purchased technical data pertaining to the La Verde from the former owner for 536,232 shares of the Company’s common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Company’s common stock and the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $740,000. The shares were issued as follows: 370,000 (2011) and 166,232 (2012).

e.	On April 2012 the Company sold ACM to Yamana. ACM’s primary asset was the Picacho Groupings (see Note 13).

f.
In September 2011, the Company leased the Mina El Champinon Iron Ore Project (“Champinon”) in exchange for royalty payments based on production. From September 2011 to April 2012, the Company paid $235,000, plus $38,000 in value-added taxes in advances against royalty payments.

In May, 2012, the Company terminated the lease agreement for Champinon and entered into a new agreement to acquire the Iron Ore Project for an effective purchase price of $2,175,000, plus $348,000 in value-added taxes. The advances against royalty payments made before the lease agreement was terminated were applied against the effective purchase of the Iron Ore Project.

The resulting outstanding debt payment schedule, including applicable value added taxes, is as follow:

2013	$947,334
2014	696,000
Total	$1,643,334

In accordance with the Interest Topic of FASB ASC, the note payable amount of $2,175,000 has been discounted using the incremental borrowing rate of 1.30%. As of December 31, 2012, the present value of future payments toward the notes payable on the contract is as follows:

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

The Company has the right to remove 6 million tonnes of iron ore concentrate from the property, with renewal rights extending through the life of the property. The Company had agreed to pay $6 per tonne for the first 500,000 tonnes removed from the property and $7 per tonne thereafter. The Company has paid $100,000 against future royalty payments.

Mina Godinez

In July 2010, the Company entered into a joint venture agreement whereby third parties would contribute 100% of the mining rights to the concession “Mina Godinez” and Tara Minerals would have the exclusive rights to manage, operate, explore and exploit the concession. Through 2011 and through January 18, 2012, when the joint venture was terminated, there were no transactions associated with this joint venture.

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

In 2011, the Company paid a $100,000 advance to the Tania Iron Ore Property vendor, against future royalty payments and $175,000 to the subcontractor at the Tania Iron Ore Property for property improvements.  Although the Company is seeking the return of the $175,000 from the subcontractor for non-performance, a full allowance for the receivable has been recognized at December 31, 2012.

As of December 31, 2012 and December 31, 2011, respectively, the Company’s other current assets consisted of prepaid expenses of $54,020 and $116,500.

As of December 31, 2012 and December 31, 2011, respectively, the Company’s other assets had no advances and $175,000 towards the Champinon lease (see Note 3), security deposits of $24,581 and $32,752 and no goodwill and $12,028 (See Note 13 for the Sale of American Copper Mining).

Note 5.	Income Taxes

The Company files income tax returns in the United States (“U.S.”) and Mexican jurisdictions.  In the U.S., Tara Minerals and Adit file a consolidated tax return.  In Mexico, AMM files a standalone tax return, which was filed on March 27, 2013.  The U.S. return for 2012 will be filed after the filing of these financial statements. No tax returns for the Company or any subsidiary of the Company are currently under examination by any tax authorities in their respective countries, except for routine tax reviews for AMM for January – December 2011.

The provision for federal and state income taxes for the year ended December 31, 2012 includes elements of the Tara Minerals and Adit as one filing entity; and AMM as a separate filing entity.

The December 31, 2012, and since inception income tax benefit, net of tax associated with discontinued operations, is as follows:

	U.S. Companies	Mexico Companies	Total
Current asset (liability) - total	$-	$-	$-
Deferred asset (liability) - total	6,284,000	2,116,000	8,400,000
Valuation allowance	-	(2,116,000)	(2,116,000)
Income tax benefit, since inception	$6,284,000	$-	$6,284,000

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

A valuation allowance is recorded when it is more likely than not that the deferred tax assets will be realized. The future use of deferred tax assets is dependent on the future taxable profits which arise from taxable temporary timing differences such as:
•	Differences in expensed stock based compensation and stock for investor relation services and corporate officers.
•	The capitalization of foreign mining exploration expenses for federal income tax purposes.
•	A carryforward of a net operating loss.

At December 31, 2012, total deferred tax assets and deferred tax liabilities are as follows:

	U.S. Companies	Mexico Companies	Total
Deferred tax asset – current	$3,323,000	$-	$3,323,000
Deferred tax asset – non-current portion	2,961,000	2,116,000	5,077,000
Total deferred tax asset	6,284,000	2,116,000	8,400,000

Deferred tax liability - current	-	-	-
Deferred tax liability – non current	-	-	-
Total deferred tax liability	-	-	-

Valuation allowance	-	(2,116,000)	(2,116,000)
Net deferred tax asset (liability)	$6,284,000	$-	$6,284,000

Net operating losses generated in the U.S. may only be used to offset income generated in the U.S.  Tara Minerals does not have a net operating loss in the current year due to the sale of ACM. However, Tara Minerals did have net operating losses from previous years which were offset by the gains recognized on the sale of ACM which resulted in remaining net operation losses of approximately $9,140,000 and a remaining estimated deferred tax benefit of $6,284,000.

Net operating losses generated in Mexico may only be used to offset income generated in Mexico. AMM has a net operating loss in Mexico of approximately $1,468,000 with an estimated deferred tax benefit of $440,000. The net operating loss and estimated tax benefit has been added to net operating losses and tax benefits from previous years.

Per the Income Tax topic of the FASB ASC, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset for all Mexico subsidiaries at December 31, 2012.

Net operating losses expire as follows:

	U.S. Companies	Mexico Companies	Total
December 31, 2029	$-	$-	$-
December 31, 2030	6,810,000	3,722,000	10,532,000
December 31, 2031	2,330,000	1,864,000	4,194,000
December 31, 2032	-	1,468,000	1,468,000
Total net operating loss	$9,140,000	$7,054,000	$16,194,000

Per U.S. Internal Revenue Code Section 382, in the event of a change of ownership, the availability of the Company’s net operating losses carry forwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of this net operating loss carry forwards.  This limitation may not apply pursuant to an ownership change as described in Section 1262 of P.L. 111-5.

Reconciliation of the differences between the statuary tax rate and the effective income tax rate is as follows:

	2012
	Amount	Percentage
Tax at statutory federal rate	$(2,034,000)	(35%)
Temporary differences
Exploration cost short term	34,000	0.6%
Exploration cost long term	326,000	5.6%
Stock based compensation	236,000	4.1%
Decrease in deferred tax asset due to net operating losses reduced by profits	(750,000)	12.9%
Valuation allowance for Mexico	1,461,000	24.4%
Tax benefit at effective rate	$(727,000)	(12.5%)

Tax Matters related to the Company’s Parent Company Tara Gold:

Corporacion Amermin S.A. de C.V. (“Amermin”) is a sister company to Tara Minerals through common ownership of the Company parent, Tara Gold.  Amermin’s 2007 tax return has been audited by the Mexican government, with their corresponding report dated January 13, 2011. An appeal to this report was filed March 10, 2011, but in conjunction with the sale of American Copper Mining in 2012, the Company paid the related lien and is taking action necessary towards seeking a refund from the Mexico tax authorities. The Company remains confident of a successful outcome of the refund as Amermin’s records indicate that, at the time of notification, all applicable taxes due from Amermin had been paid and the ownership of the Picacho property had been renegotiated to American Copper Mining with all related taxes payable by American Copper Mining having been paid.  In conjunction with the sale of American Copper Mining in 2012, the Company has paid this lien but is taking action necessary towards seeking a refund from the Mexico tax authorities.

Note6.	Notes Payable

The following table represents the outstanding balance of notes payable.

	December 31, 2012	December 31, 2011

Mining concession	$1,622,027	$392,189
Auto loans	63,792	96,762
Related party	-	100,000
	1,685,819	588,951
Less – current portion	(964,288)	(519,977)
Total – non-current portion	$721,531	$68,974

See Note 3 above for notes payable relating to mining concessions and Note 7 for notes payable, related party.

During the year ended December 31, 2010, AMM financed the purchase of five trucks and one car to be used in operations for $128,750.  During the year ended December 31, 2011, one of the vehicles purchased in 2010 was stolen, the insurance claim was processed, and the note payable and the fixed asset removed.  Also in 2011, AMM financed the purchase of one truck to be used in operations for $48,491. Notes payable interest rates range between 13.5% and 14.5%; notes payable mature between August 2014 and June 2015. As of December 31, 2012 and 2011 the outstanding balance of the loans was $63,793 and $96,762, respectively.

The five year maturity schedule for notes payable is presented below:

	2013	2014	2015	2016	2017	Total

Mining Concessions	$931,811	$690,216	$-	$-	$-	$1,622,027
Auto Loans	32,477	25,660	5,655	-	-	63,792
Total	$964,288	$715,876	$5,655	$-	$-	$1,685,819

Note 7.	Related Party Transactions

	December 31, 2012	December 31, 2011

Due from related parties	$970,300	$144,962
Due to related parties	(1,741,682)	(2,525,365)
	$(771,382)	$(2,380,403)

All transactions with related parties have occurred in the normal course of operations. Mexico based related party transactions are measured at the foreign exchange amount.

In January 2007, Corporacion Amermin S.A. de C.V. (“Amermin”), a subsidiary of Tara Gold, made the arrangements to purchase Pilar, Don Roman and Las Nuvias properties listed in Note 3 (part of the Don Roman Groupings) and sold the concessions to AMM. At December 31, 2012, Amermin has paid the original note holder in full and AMM owes Amermin $535,659 for the Pilar mining concession and $211,826 for the Don Roman mining concession.

As of December 31, 2012, Amermin loaned AMM $994,197 at 0% interest, due on demand.

As of December 31, 2012, the Company paid in full the 0% interest and due on demand $568,645 loan from Tara Gold.

As of December 31, 2012, the Company loaned Tara Gold $876,650 at 0% interest, due on demand.

On July 28, 2010, Adit borrowed $100,000 from an officer of Adit. The note had interest of 3.25% per year. As of June 30, 2012, the note was paid in full.

The following are intercompany transactions that eliminate during the consolidation of these financial statements:

In July 2009, Adit issued Tara Minerals a promissory note in the principal amount of $650,000 to compensate Tara Minerals for its down payment toward the purchase price of Picacho mentioned in Note 3 (d) above, and to reimburse Tara Minerals for other amounts advanced on behalf of Adit.  As of December 31, 2012 Adit had paid Tara Minerals in full.

In March 2010, Adit acquired technical data pertaining to Picacho.  Adit paid for the Company’s shares used in the acquisition by means of a note in the principal amount of $1,750,000. As of December 31, 2012 Adit paid Tara Minerals in full.

During 2012, Tara Minerals issued Adit six promissory notes in the principal amount of $4,286,663. The notes are unsecured, bear interest at prime rate plus 3.25% per year and are due and payable between May and December 2013. As of December 31, 2012 Tara Minerals owed Adit $4,409,801 in interest and principal.

On May 2011, ACM acquired three mining concessions knows as “Picacho Fractions I, II and III” from Amermin. The acquisition price of the properties was $163,793 plus value added taxes of $26,207, financed at LIBOR plus 3.25%. As of December 31, 2012, ACM had paid Amermin in full.

Note 8.	Iron Ore Properties and Related Financial Instrument

The Company raised $750,000 (2011) and $50,000 (2012), for a total of $800,000 through a financial instrument to fund potential Iron Ore Properties. A portion of the funds will be used to secure appropriate environmental permits, export permits, and recovery process engineering. The financial instrument has no repayment requirement, except if the Iron Ore Properties generate revenue. As the Company’s common stock has not been issued and this is not a debt instrument, the amount raised has been treated as a temporary financing instrument until such time as changes require debt or permanent equity treatment. The beneficial conversion feature of this instrument was determined to be $180,000 (2011) and $20,000 (2012), for a total of $200,000. Once a triggering event takes place the beneficial conversion feature accounting will follow the treatment of debt or equity.

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

June 2012, the Company issued 500,000 shares of common stock, valued at $430,000 or $0.86 a share for the purchase of Champinon’s technical data. See Note 3 above.

June 2012, the Company issued 559,843 shares of common stock in satisfaction of the common stock payable pursuant to the acquisition of Centenario, La Verde and La Palma’s technical data. See Note 3 above.

In December 2012, the Company entered into investor relations consulting agreements for six month terms and the Company shall issue a total of 140,000 shares, valued at $50,400. As of December 31, 2012 no shares have been issued and the company shows a common stock payable in the amount of $50,400.

June 2012, the Company issued 200,000 shares of common stock for options exercised, for $10,000 in cash or $0.05 a share.

Note 10.	Non-Controlling Interest

All non-controlling interest of the Company is a result of the Company’s subsidiaries stock movement and results of operations.  Cumulative results of these activities results in:

	December 31, 2012	December 31, 2011

Common stock for cash	$1,999,501	$1,999,501
Common stock for services	95,215	95,215
Exploration expenses paid for in subsidiary common stock	240,000	240,000
Stock based compensation	1,374,880	944,956
Cumulative net loss attributable to non-controlling interest	31,938	(452,469)
Treasury stock	(500,000)	-
Other	6	10
Total non-controlling interest	$3,241,540	$2,827,213

A summary of activity as of December 31, 2012 and changes during the period then ended is presented below:

Outstanding at December 31, 2010	$2,056,831
Common stock for cash	500,000
Officer stock based compensation	322,478
Net loss attributable to non-controlling interest	(52,096)
Non-controlling interest at December 31, 2011	2,827,213
Officer stock based compensation	429,924
Net income attributable to non-controlling interest	484,407
Treasury stock	(500,000)
Other	(4)
Non-controlling interest at December 31, 2012	$3,241,540

Note 11.	Options and Warrants

The Company has the following incentive plans which are registered under a Form S-8:
•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

In January 2010, under its Incentive Stock Option Plan Tara Minerals’ granted two of its officer’s options for the purchase of 750,000 shares of common stock. In May 2011, the options were cancelled and Tara Minerals’ concurrently granted new Incentive Stock Options to the officers; under this new grant the officers have the option to purchase 750,000 shares of common stock, exercisable at a price of $0.58 per share and vest at various dates until May 2013. The options expire at various dates beginning May 2013.  In accordance with the Stock Compensation Topic of the FASB ASC, Tara Minerals’ has analyzed the cancellation of the award accompanied by the concurrent grant of a replacement award and determined that there was no further incremental compensation cost. The options that vested in association with this transaction were valued at $493,384 (2011) and $244,865 (2012).

In January 2010, Tara Minerals’ granted options to three of its officers under its Nonqualified Stock Option Plan. The options allow for the purchase of 1,250,000 shares of common stock at an exercise price of $0.05 per share.  These options vested immediately, expire in January 2015 and were valued at $2,334,201.

In September 2010, Tara Minerals’ granted options for 200,000 shares of common stock to an unrelated third party for investor relations services. The options have an exercise price of $1.00 per share, vest between September 2010 and March 2011, and expire two years from the date of vesting. In September 2012, the options’ were extended to expire 5 years from the date of vesting, expiring between September 2015 and March 2016. In accordance with the Stock Compensation Topic of the FASB ASC, Tara Minerals’ has analyzed the extension of the award and determined that there was no further incremental compensation cost. The options that vested in 2011 associated with this transaction were valued at $36,353; 2010 vesting was valued at $145,412.

In March 2012, Tara Minerals sold 594,000 units in a private offering for $297,000 in cash, or $0.50 per unit. Each unit consisted of one share of Tara Minerals’ common stock, and one warrant. Each warrant entitles the holder to purchase one share of Tara Minerals’ common stock at a price of $1.00 per share at or any time before December 31, 2012.  The shares and warrants were issued in April 2012. No warrants were exercised prior to expiration.

In June 2012, Tara Minerals granted options for 200,000 shares of common stock to an unrelated third party for corporate development consulting services. The options had an exercise price of $0.05 per share, vested immediately and were exercised by June 30, 2012.  The option valuation for this transaction was $110,000.

On October 28, 2009, Adit, the Company’s subsidiary, adopted the following incentive plans which have not been registered:
•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

In October 2009, Adit granted four of its officers options under its Nonqualified Stock Option Plan for the purchase of 1,000,000 shares of common stock. The options have an exercise price of $0.05 per share; the options will vest at a rate of 20% per year; the first set of options vested on October 28, 2010 and is scheduled to expire on November 15, 2015.  The options that vested in 2011 and 2010 were valued at $134,979 each year. In October 2012, all remaining options under the October 2009 grant were cancelled due to the sale of the sole mining concession of Adit. Due to the cancellation, the Company immediately recognized a $429,924 stock compensation expense.

In October 2009, Adit granted four of its officers bonus shares under its Stock Bonus Plan for 475,000 shares; 50% of the shares vested on October 28, 2010 and the remaining 50% vested on October 28, 2011.  The stock bonuses were valued at $187,500 each year.

There were no issuances of instruments under the Adit plans in 2012.

The fair value of each award discussed above is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company’s traded common stock. The expected term of the award granted is usually estimated at half of the contractual term as noted in the individual agreements, unless the life is one year or less based upon management’s assessment of known factors, and represents the period of time that management anticipates awards granted to be outstanding.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of the grant for bonds with maturity dates at the estimated term of the options. Historically the Company has had no forfeitures of options or warrants, therefore, the Company uses a zero forfeiture rate.

	December 31, 2012	December 31, 2011
Expected volatility	104.82% - 131.10%	98.06% - 163.11%
Weighted-average volatility	117.96%	143.46%
Expected dividends	0	0
Expected term (in years)	1.00	1.50
Risk-free rate	0.05% - 0.14%	0.58%

A summary of option activity under the Plans as of December 31, 2012 and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,630,000	$0.49
Granted	750,000	0.58
Exercised	(1,100,000)	0.05
Forfeited, expired or cancelled	(930,000)	1.52
Outstanding at December 31, 2011	3,350,000	$0.69	3.0	$ 1,408,500
Granted	200,000	0.05
Exercised	(200,000)	0.05
Forfeited, expired or cancelled	(600,000)	-
Outstanding at December 31, 2012	2,750,000	$0.34	3.0	$1,000,000
Exercisable at December 31, 2012	2,590,000	$0.41	3.0	$980,800

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2010	1,475,000	$1.37
Granted	750,000	0.58
Vested	(590,000)	0.79
Forfeited, expired or cancelled	(625,000)	1.57
Non-vested at December 31, 2011	1,010,000	$1.08
Granted	200,000	0.05
Vested	(450,000)	0.32
Forfeited, expired or cancelled	(600,000)	-
Non-vested at December 31, 2012	160,000	$0.48

A summary of warrant activity as of December 31, 2012 and 2011, and changes during the period then ended is presented below (in thousands of U.S. dollars, except for per share amounts):

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,271,999	$0.73
Granted	4,346,715	0.87
Exercised	(1,220,633)	0.97
Forfeited, cancelled or expired	(5,000)	0.40	1.5	$1,247,886
Outstanding at December 31, 2011	7,393,081	$0.89
Granted	594,000	1.00
Exercised	(125,000)	0.40
Forfeited, cancelled or expired	(5,073,748)	0.51
Outstanding at December 31, 2012	2,788,333	$1.38	1.0	$-
Exercisable at December 31, 2012	2,788,333	$1.38	1.0	$-

All warrants vest upon issuance.

Note 12.	Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Iron Ore Properties financial instrument, net	$600,000	$-	$(200,000)	$800,000

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Iron Ore Properties financial instrument, net	$570,000	$-	$(180,000)	$750,000

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012:

Iron Ore Properties Financial Instrument
Beginning balance	$750,000
Additions	50,000
Ending balance	$800,000
The amount of total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at reporting date	$-

Note 13.	Sale of American Copper Mining

On April 4, 2012 Adit Resources Corp. sold its subsidiary, American Copper Mining S.A. de C.V. (“American Copper”) to Yamana Mexico Holdings B.V. (“Yamana”). American Copper’s primary asset is the Picacho groupings.

As consideration for the sale of American Copper, Yamana paid or agreed to pay Adit the following, in U.S. dollars:

•	$7.5 million, minus approximately $780,000 (the amount required to pay the Mexican government to release its tax lien on the Property), was deposited into an escrow account and released May 25, 2012;
•	$9.8 million scheduled to be released on May 25, 2013;
•
During the period ending on May 25, 2017, Yamana will pay $1.0 million for every 100,000 ounces of gold, (whether proved, measured or inferred) (as defined by Canadian Securities Administrators National Instrument 43-101) discovered on the Picacho Groupings. If no gold is discovered on the Picacho Groupings by May 25, 2015, Yamana will make an advance payment of $3 million. Yamana’s maximum payment under this provision of the sale agreement, is $14 million; and,

•	$4.3 million on May 25, 2018.

Yamana Gold Inc. effectively surrendered 500,000 Adit common shares, and warrants to purchase an additional 250,000 Adit common shares, upon the execution of the sale agreement.

Yamana has the option to terminate the sale agreement within ten business days prior to May 25, 2013 for any reason. If the sale agreement is terminated, Yamana will be required to return the capital stock of American Copper and the underlying property to the Company in good standing.

Gain from discontinued operations, net of tax was calculated as the followed on the date of sale:

Other receivables, net	$24,338
Other current assets	10,565
Goodwill	12,028
Fixed assets, net of accumulated depreciation	3,983
Mining concessions	1,413,793
Accounts payable and accrued expenses	(457)
Fair market value of net assets	$1,464,250

Fair value of consideration received:
Cash	$7,500,000
Treasury Stock	500,000
Fair market value of net assets	(1,464,250)
Gain on deconsolidation of subsidiary	6,535,750
Loss on discontinued operations	(57,584)
Tax expense	(2,859,764)
Gain from discontinued operations, net of tax	$3,618,402

Note 14.	Subsequent Events

a.	January 2013, Tara Minerals entered into an agreement to purchase the Dixie Mining District, Idaho, United States.

b.
January 2013, Tara Minerals entered into conversion agreements of the Iron Ore instruments to convert their instrument to 1,600,000 shares of common stock, 300,000 shares of common stock were issued as of April 15, 2013.

c.	February 2013, the Company issued 190,000 shares of common stock, valued at $53,200 or $0.28 a share for services rendered.

d.	As of April 15, 2013, the Company had $700,000 for 3,500,000 shares of common stock subscribed under a private placement with independent parties.

e.
On March 15, 2013, a Settlement Agreement and Release (“Agreement”) was entered into by and among Tara Minerals Corp. (“TARM”), American Metal Mining, S.A. de C.V. (“AMM”) (TARM and AMM, referred to as “the Company”), Jeffrey Holt, Tom Claridge, Steve Eady, Carnegie Mining and Exploration, Inc. (“CMEI”), CME Operations, LLC (“CME”)(CMEI and CME , referred to as “Carnegie”), Harsco Corporation, and Pittsburgh Mineral & Environmental Technology, Inc.   In exchange for Carnegie’s acknowledgement that it has no rights under the Option, AMM assigned its Champinon mining rights purchase contract, including all related obligations and acquisition payments, to Plathio Trading Mexico, SA de CV, Carnegie’s Mexican subsidiary, and the Company agreed to issue to Carnegie 500,000 restricted shares of the Company’s common stock, which may not be sold until the earlier of: (i) the Company’s shares reaching a minimum trading price of $1.00 per share; or (ii) two years from the date of the Agreement. Under the transfer agreement for the Champinon property, AMM retains mining and beneficial rights to known silver, zinc, and led vein structure present on the Champinon concession. On March 22, 2013, the 500,000 restricted shares were issued. The Agreement confirms Carnegie’s acknowledgement of the Company’s 100% ownership of the Don Roman property.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Tara Minerals’ management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, Tara Minerals’ principal executive officer and principal financial officer and implemented by Tara Minerals’ Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Tara Minerals’ financial statements in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

Tara Minerals’ management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of Tara Minerals’ internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, Tara Minerals’ management concluded that Tara Minerals’ internal control over financial reporting was effective as of December 31, 2012.

There was no change in Tara Minerals’ internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, Tara Minerals’ internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names of our directors, executive officers and certain significant employees and their ages, positions and biographical information as of the date of this report. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Our directors hold office for one-year terms or until their successors have been elected and qualified. There are no family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or key personnel. There are no arrangements or understandings between any of our directors or executive officers and any other persons pursuant to which such director or executive officer was selected in that capacity.

Name	Age	Position
Francis R. Biscan, Jr.	52	President, Chief Executive Officer and Director
David Barefoot	48	Director, Chief Operating Officer
Lynda R. Keeton-Cardno	41	Chief Financial Officer, Secretary and Treasurer
Ramiro Trevizo	56	Director

Francis R. Biscan, Jr., Chief Executive Officer.  Mr. Biscan has been an officer and director of Tara Minerals since May 2006.  Between 1997 and August 2003 Mr. Biscan was an independent financial consultant, providing advice to public and private companies in the areas of capital formation and mergers and acquisitions.  Mr. Biscan has also been an officer and director of Tara Gold Resources since August 2003 and an officer and director of Adit since June 2009.

David Barefoot, Director and Chief Operating Officer.  Mr. Barefoot has been an officer of Tara Gold and Tara Minerals since August 2011, and a director of Tara Gold and Tara Minerals since February 2013.  On August 9, 2011 David Barefoot was appointed as the Company’s Chief Operating Officer.  Since becoming the Company’s Chief Operating Officer, Mr. Barefoot has been an integral part of streamlining the Company and overall strategy development with regards to advancing the Company's portfolio of properties. Working closely with the CEO, he continues to build and manage the strengths of the Company's team in the U.S. and Mexico.  For the past 26 years, Mr. Barefoot has been a consultant (as a sole proprietor) to various public and private businesses focusing on business development, expanding market share presence and building leadership teams; including 16 years of hiring, training and developing leadership in the financial services industry throughout the Southeast and Chicago areas.  In the past 5 years Mr. Barefoot has continued consulting (as a sole proprietor) and sits as the President and Board Member of Vision Sky, a company that focuses on software for the home health care industry.  Mr. Barefoot has also been a director of Adit since May 2011.

Lynda R. Keeton-Cardno, CPA, Chief Financial Officer, Secretary and Treasurer.  Ms. Keeton-Cardno has been an officer of Tara Minerals and Tara Gold since January 2011.  Since 2004, Ms. Keeton-Cardno has been the CEO/Managing Member of Lynda R. Keeton CPA, LLC, a PCAOB registered firm that provides audit and consulting services to public and private companies.  Between 1996 and 2002, Ms. Keeton-Cardno worked for Arthur Andersen LLP in Phoenix, AZ and Las Vegas, NV in both the Audit and Advisory group and Technology Risk Consulting group.  Ms. Keeton-Cardno is a licensed Certified Public Accountant in Nevada, a member of the American Institute of Certified Public Accountants, a graduate of Arizona State University’s School of Business and Honors College, and has held the Certified Information Systems Auditor designation.  Ms. Keeton-Cardno is also the secretary and treasurer for Tara Gold, Tara Minerals, and Adit Resources.

Ramiro Trevizo, Director.  Mr. Trevizo has been a director of Tara Minerals since May 2008 and President/sole administrator for American Metal Mining, S.A. de C.V, its Mexican subsidiary since inception in 1995.  Mr. Trevizo has also been the President of Corporacion Amermin, S.A. de C.V., the Mexican subsidiary of Tara Gold Resources Corp., since 2005.  Between 2003 and 2005 Mr. Trevizo was the President of Grupo Constructor del Desierto, S.A., an engineering company based in Chihuahua, Mexico.  Between 2002 and 2004 Mr. Trevizo was a regional manager for D&B Engineering of Phoenix, Arizona.  Mr. Trevizo was a project manager for Concord, California based OSP Consultants from 1999 to 2002.

Key Employees

Steve Eady, Chief Geologist.  Mr. Eady was appointed Chief Geologist for Tara Minerals in December 2011. He is an accomplished geologist and has been working in mining since 1973. His past experience includes mineralogy, geology, ore reserve development, leach testing, feasibility studies and geological related development research. He has worked in the past for Inspiration Consolidated Copper Company, and on numerous exploration and development projects at Phelps Dodge Mining / Freeport-McMoRan Copper & Gold Inc.

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

Corporate Governance

We currently have no standing audit, compensation or nominating committees or committees performing similar functions, nor do we have written audit, compensation or nominating committee charters. Our Board of Directors believes it unnecessary to have such committees at this time because our Board of Directors can perform the functions of such committees adequately.

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature until our business operations develop to a more advanced level. We currently do not have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment. A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our directors at the address on the cover of this report.

None of Tara Minerals’ directors are independent as that term is defined in section 803 of listing standards of the NYSE Amex. Tara Minerals believes all of its directors are qualified to act as such due to their longstanding relationship with Tara Gold.

Code of Ethics

Tara Minerals has adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions.

Legal Proceedings

During the past ten years, none of our directors or executive officers has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

•
subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

None of our directors, officers or affiliates, or any beneficial owner of 5% or more of our common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us or any of our subsidiaries.

Item 11.  Executive Compensation.

As a “smaller reporting company,” we have elected to follow the scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K. Under such scaled disclosure, we are not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

The following table shows the compensation paid or accrued during the three years ended December 31, 2012 to the executive officers of Tara Minerals.

				Stock	Option	All Other Annual
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	Total
Francis R. Biscan,	2012	$184,000	$-	$-	$-	$-	$184,000
President and Chief	2011	184,000	-	-	-	-	184,000
Executive Officer	2010	60,000	-	78,500	2,954,000	-	3,092,500

Dave Barefoot	2012	136,000	-	-	-	54,000	190,000
Chief Operating	2011	136,000	-	-	-	-	136,000
Officer(6)	2010	-	-	-	-	-	-

Lynda R. Keeton-Cardno,	2012	32,000	-	-	-	-	32,000
Chief Financial Officer,	2011	32,000	-	-	-	-	32,000
Secretary and Treasurer (6)	2010	-	-	-	-	-	- -

David Bizzaro,	2012	-	-	-	-	-	-
Chief Financial Officer,	2011	-	-	-	-	-	-
Secretary and Treasurer (6)	2010	30,000	-	-	-	-	30,000

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	During the periods covered by the table, the value of Tara Minerals’ shares issued as compensation for services to the persons listed in the table.
(4)
The value of all stock options granted during the periods covered by the table. The options awards relate to the grant of options to purchase shares of Tara Minerals. See Note 11 to the financial statements included as part of this report for details concerning the assumptions used in determining the value of these options.  See the “Stock Option and Bonus Plans - Summary” section below for other information concerning these stock options.

(5)	All other compensation received that Tara Gold could not properly report in any other column of the table.
(6)
In 2011, Mr. Barefoot was appointed Chief Operating Officer and Ms. Keeton-Cardno were appointed Chief Financial Officer and Treasurer.  Mr. Bizzaro served as Chief Financial Officer and Treasurer between May 2010 and January 2011.

In January 2011, Tara Minerals entered into employment agreements with Mr. Biscan for three years.  The employment agreements provided that Tara Minerals will collectively pay Mr. Biscan a base salary of $184,000 per year (as amended) and requires Tara Gold to pay for Mr. Biscan’s medical, dental, optical, life and disability insurance.  In the event there is a material reduction in Mr. Biscan’s authority, duties or activities, in the event Mr. Biscan’s offices are moved to a location which is not conducive to operating in North America, or in the event there is a change in the control of Tara Gold, then Mr. Biscan may resign from his position at Tara Minerals and receive the remainder of his salary.  For purposes of the employment agreement, a change in control includes the acquisition of more than 50% of the outstanding shares of Tara Minerals’ common stock by a third party or a change in a majority of Tara Gold’s directors.

Mr. Biscan’s employment agreement will also terminate upon the death or physical or mental disability of Mr. Biscan, in which case Mr. Biscan, or his legal representative, as the case may be, will be paid the salary provided by the employment agreement for a period of one year following Mr. Biscan’s death or disability.

In January 2011, Tara Minerals entered into employment agreements with Mr. Barefoot for three years.  The employment agreements provided that Tara Gold and Tara Minerals will collectively pay Mr. Barefoot a base salary of $136,000 per year and requires Tara Minerals to pay for Mr. Barefoot’s medical, dental, optical, life and disability insurance.  In the event there is a material reduction in Mr. Barefoot’s authority, duties or activities, in the event Mr. Barefoot’s offices are moved to a location which is not conducive to operating in North America, or in the event there is a change in the control of Tara Minerals, then Mr. Barefoot may resign from his position at Tara Minerals and receive the remainder of his salary.  For purposes of the employment agreement, a change in control includes the acquisition of more than 50% of the outstanding shares of Tara Minerals’ common stock by a third party or a change in a majority of Tara Minerals’ directors.

Mr. Barefoot’s employment agreement will also terminate upon the death or physical or mental disability of Mr. Barefoot, in which case Mr. Barefoot, or his legal representative, as the case may be, will be paid the salary provided by the employment agreement for a period of one year following Mr. Barefoot’s death or disability.

In January 2011, Tara Gold entered into an employment agreement with Ms. Lynda R. Keeton-Cardno for one year and was continued during 2012.  The employment agreement provides that Tara Gold will pay Ms. Keeton-Cardno a base salary of $32,000.

The following shows the amounts that Tara Minerals expects to pay to its officers during the twelve month period ending December 31, 2013 and the time these persons plan to devote to Tara Minerals’ business.

	Proposed	Time to be Devoted to
Name	Compensation	Tara Gold and Subsidiaries Business
Francis Richard Biscan, Jr.	$184,000	27 hours / week
David Barefoot	$136,000	27 hours / week
Lynda R. Keeton-Cardno	$32,000	13 hours / week

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

Compensation of Directors.  Tara Minerals’ directors did not receive any compensation for their services as directors during the fiscal year ended December 31, 2012, 2011 or 2010.

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

Non-Qualified Stock Option Plan.  Tara Minerals’ Non-Qualified Stock Option Plan authorizes the issuance of shares of Tara Minerals’ common stock to persons that exercise options granted pursuant to the Plan.  Tara Minerals’ employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided, however, that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction or promoting the price of Tara Mineral’s common stock.

Stock Bonus Plan.  Tara Minerals’ Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors.  However, bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction or promoting the price of Tara Mineral’s common stock.

Summary.  The following lists, as of April 15, 2013, the options granted and the bonus shares issued pursuant to the Plans.  Each option represents the right to purchase one share of Tara Minerals’ common stock.

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued as Stock Bonus	Remaining Options/Shares Under Plans

Incentive Stock Option Plan	1,000,000	750,000	N/A	250,000
Non-Qualified Stock Option Plan	3,000,000	1,600,000	N/A	1,400,000
Stock Bonus Plan	750,000	N/A	750,000	-

Tara Minerals’ stock option and bonus plans have not been approved by its shareholders.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to Tara Minerals’ Stock Option Plans as of December 31, 2012.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of This Table

Incentive Stock Option Plan	750,000	$0.58	250,000
Non-Qualified Stock Option Plan	1,600,000	$0.24	1,400,000

The following lists the unexercised options which were outstanding as of April 15, 2013, and held by the Tara Minerals’ officers and directors.

		Shares underlying unexercised options which are
Name	Date of Grant	Exercisable	Unexercisable	Exercise Price	Expiration Date
Francis R. Biscan, Jr.	5/5/11	340,000	160,000	$0.58	2016-2018
Francis R. Biscan, Jr.	1/5/10	750,000		$0.05	1/5/15
Clifford A. Brown	2/1/12	150,000		$0.05	1/5/15
Clifford A. Brown	5/5/11	250,000		$0.58	2016-2017
Clifford A. Brown	1/5/10	250,000		$0.05	1/5/15
Ramiro Trevizo	1/5/10	250,000		$0.05	1/5/15

The following lists the shares issued pursuant to Tara Minerals’ Stock Bonus Plan:

Name	Date	Shares Issued
Francis R. Biscan, Jr.	4/23/09	250,000
Francis R. Biscan, Jr.	1/05/10	50,000
Clifford A. Brown	4/23/09	200,000
Clifford A. Brown	1/05/10	25,000
Ramiro Trevizo	4/23/09	200,000
Ramiro Trevizo	1/05/10	25,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following sets forth information as of April 15, 2013, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our directors and named executive officers and (iii) all of our directors and named executive officers as a group.

The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock

As of April 15, 2013, there were 69,742,278 shares of our common stock issued and outstanding.

Name and Address	Number of Shares (1)	Percent of Class
Francis R. Biscan, Jr. (2)	2,567,912	3.7%
2162 Acorn Court
Wheaton, IL 60189

David Barefoot (2)	200,000	0.3%
240 Columbus Circle
Longwood, FL 32750

Lynda R. Keeton-Cardno (2)	100,500	0.1%
185 Bethany St.
Henderson, NV 89074

Ramiro Trevizo	256,000	0.4%
Calle Oregon #2432
Quintas del Sol, Chihuahua
Chihuahua, CP 31214
Mexico

Tara Gold Resources Corp. (2)	35,758,430	50.9%
375 N. Stephanie St., Ste. 211
Henderson, NV 89074

All officers and directors as a group 4 persons)	37,342,842	55.3%

(1)	Includes shares issuable upon the exercise of options held by the persons identified in Item 11 above.
(2)	Mr. Biscan, Mr. Barefoot, and Ms. Keeton-Cardno control Tara Minerals Corp.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

There were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during 2012 or 2011, or any currently proposed transaction, in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest. We do not have a written policy regarding related party transactions.

During the year ended December 31, 2012 there have been no issuances of Tara Minerals’ stock to officers, directors or affiliates.

Item 14.  Principal Accountant Fees and Services.

Wilson Morgan LLP audited the Tara Gold financial statements for the year ended December 31, 2011 and performed the interim reviews for 2012.   Mendoza Berger & Company, LLP, performed the interim reviews for 2011.  The following table shows the aggregate fees billed to Tara Minerals for these periods.

	Year ended December 31, 2012	Year ended December 31, 2011
Audit Fees	$54,376	$68,044
Audit-Related Fees	-	-
Financial Information Systems	-	-
Design and Implementation Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. “Tax fees” are fees billed by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Audit fees represent amounts billed for professional services rendered for the audit of Tara Minerals’ annual financial statements and the review of Tara Minerals’ interim financial statements.  Before Wilson Morgan LLP or Mendoza Berger & Company was engaged by Tara Minerals to render these services for year end 2011 but did not incur any fees in 2011; the engagement was approved by Tara Minerals’ Directors.  Stark Schenkein LLP was engaged in 2013 to audit the period ending December 31, 2012 and that engagement was also approved by the Tara Minerals’ Directors.

Our Board of Directors pre-approves all services provided by our independent accountants. Our Board of Directors reviewed and approved all of the above services and fees.

Item 15.    Financial Statements and Exhibits.

a)           See Item 13
b)           Exhibits

Exhibit Number	Exhibit Name
3.1	Articles of Incorporation	1
3.2	Bylaws	1
4.1	Incentive Stock Option Plan	1
4.2	Non-Qualified Stock Option Plan	1
4.3	Stock Bonus Plan	1
10.1	Acquisition Agreement – Pilar de Mocoribo property	1
10.2	Acquisition Agreement – Don Roman property	1
10.3	Acquisition Agreement – Las Nuvias property	1
10.4	Consulting Agreement with Qualico Capital	1
10.5	Assignments of mining properties	1
10.6	Acquisition Agreement – Centenario Prospect	2
10.7	Service Agreement with Roadshows International	3
10.8	Consulting Agreement with Lions Gate International	3
10.9	Consulting Agreement with Sudhir Khanna	3
10.10	Consulting Agreement with Mayfair Associates	3
10.11	Settlement Agreement with Lions Gate Capital 5/1/09	3
10.12	Sales Contract of Common Stock from Ramiro Trevizo Ledezma to ACM	3
10.13	Sales Contract of Common Stock from Ramiro Trevizo Gonzales to ACM	3
10.14	Amended Agreement – Picacho Property	4
10.15	Purchase Agreement – Technical Data	4
10.16	Adit’s Incentive Stock Option Plan	4
10.17	Adit’s Non-Qualified Stock Option Plan	4
10.18	Adit’s Stock Bonus Plan	4
10.19	Tara Minerals convertible note with Adit	4
10.20	Amended Tara Minerals convertible note with Adit	4
10.21	Modified Agreement – Centenario	5
10.22	Acquisition Agreement – Centenario’s technical data	5
10.23	Acquisition Agreement – La Palma	5
10.24	Acquisition Agreement –La Palma’s technical data	5
10.25	Acquisition Agreement – La Verde	5

10.26	Letter of Intent – Don Roman grouping	5
10.27	Acquisition Agreement – Tania Iron Ore property	5
10.28	Acquisition Agreement –La Verde’s technical data	6
10.29	Subcontractor Agreement – Tania Iron Ore Project	6
10.30	Royalty Units – Term Sheet	6
10.31	Employment Agreement – Francis Biscan	8
10.32	Employment Agreement – Lynda R. Keeton	6
10.33	Transfer Agreement between ACM and Amermin – Picacho Fractions properties	6
10.34	Royalty Units – Subscription Agreements	6
10.35	Carnegie Agreement - Don Roman Property	6
10.36	Schedule E to the Carnegie Agreement - Don Roman Property	6
10.37	Acquisition Agreement – Las Viboras Dos	7
10.38	Acquisition Agreement – Exploitation rights on Champinon	7
10.39	Employment Agreement – David Barefoot	8
10.40	Acquisition Agreement – El Champinon’s technical data	9
10.41	Purchase Agreement among Adit Resources Corp., ACM and Yamana Mexico Holdings B.V.	9
10.42	Amended Purchase Agreement among Adit Resources Corp., ACM and Yamana Mexico Holdings B.V.	10
10.43	Settlement Agreement and Mutual Release with Carnegie	11
14	Code of Ethics	8
21	Subsidiaries	4
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	12
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	12
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer	12
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer	12
101.INS	XBRL Instance Document	12
101.SCH	XBRL Taxonomy Extension Schema Document	12
101.CAL	XBRL Taxonomy Calculation Linkbase Document	12
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	12
101.LAB	XBRL Taxonomy Label Linkbase Document	12
101.PRE	XBRL Taxonomy Presentation Linkbase Document	12

1	Incorporated by reference to the exhibits filed with Tara Minerals’ registration statement on Form SB-2.
2	Incorporated by reference to the same exhibit filed with Tara Minerals’ report on Form 10-K for the year ended October 31, 2008.
3	Incorporated by reference to the same exhibits filed with Tara Minerals’ report on Form 10-K for the year ended December 31, 2009.
4	Incorporated by reference to the same exhibits filed with Tara Minerals’ report on Form 10-K for the year ended December 31, 2010.
5	Incorporated by reference to the exhibits filed with Tara Minerals’ report on Form 10-Q for the quarter ended March 31, 2011.
6	Incorporated by reference to the exhibits filed with Tara Minerals’ report on Form 10-Q for the quarter ended June 30, 2011.
7	Incorporated by reference to the exhibits filed with Tara Minerals’ report on Form 10-Q for the quarter ended September 30, 2011.

8	Incorporated by reference to the same exhibits filed with Tara Minerals’ report on Form 10-K for the year ended December 31, 2011.
9	Incorporated by reference to the exhibits filed with Tara Minerals’ report on Form 10-Q for the quarter ended June 30, 2012.
10	Incorporated by reference to the exhibits filed with Tara Minerals’ report on Form 10-Q for the quarter ended September 30, 2012.
11	Incorporated by reference to exhibit filed with Tara Minerals on Form 8-K filed on March 19, 2013.
12	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TARA MINERALS CORP.
(Registrant)

Dated: April 15, 2013	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., President and
Chief Executive Officer

Dated: April 15, 2013	By:	/s/ Lynda R. Keeton-Cardno
Lynda R. Keeton-Cardno, CPA
Principal Financial and Accounting Officer