Form 10-Q
period 2013-03-31
Tara Minerals Corp.
filed 2013-05-14
CIK 1387054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of May 13, 2013, the Company had 69,742,278 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013 AND FOR
THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
AND
THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH MARCH 31, 2013

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash	$450,227	$906,663
Other receivables, net	25,219	259,548
Deferred tax asset, current portion	3,323,000	3,323,000
Prepaid assets	53,666	54,020
Assets held for disposal, net	29,262	29,262
Mining deposit, current portion	220,000	-
Total current assets	4,101,374	4,572,493

Property, plant, equipment, mine development, land and construction in progress, net	5,320,505	7,500,772
Mining deposits, non-current portion	28,430	27,044
Deferred tax asset, non-current portion	2,961,000	2,961,000
Other assets	25,836	24,581
Total assets	$12,437,145	$15,085,890

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,688,759	$2,560,579
Notes payable, current portion	33,887	964,288
Due to related parties, net of due from	688,896	771,382
Total current liabilities	3,411,542	4,296,249
Notes payable, non-current portion	24,173	721,531
Total liabilities	3,435,715	5,017,780

Iron Ore Properties financial instrument, net	-	600,000

Stockholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 69,742,278 and 68,752,278 shares	69,742	68,752
Additional paid-in capital	33,944,654	33,577,244
Common stock payable	1,350,000	50,400
Accumulated deficit during exploration stage	(29,365,179)	(27,282,680)
Accumulated other comprehensive loss	(238,457)	(187,146)
Total Tara Minerals stockholders’ equity	5,760,760	6,226,570
Non-controlling interest	3,240,670	3,241,540
Total stockholders’ equity	9,001,430	9,468,110
Total liabilities and stockholders’ equity	$12,437,145	$15,085,890

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	From Inception May 12, 2006 to March 31, 2013

Mining revenues	$-	$-	$160,421
Cost of revenue	-	-	658,007
Gross margin	-	-	(497,586)
Exploration expenses	241,563	144,661	7,055,440
Operating, general and administrative expenses	790,591	633,276	29,771,140
Net operating loss	(1,032,154)	(777,937)	(37,324,166)

Non-operating income (loss):
Interest income	12,652	6,517	206,637
Interest expense	(202,015)	(4,836)	(2,286,382)
Loss on debt due to extinguishment and conversion	-	-	(776,952)
Loss on disposal or sale of assets	-	-	(30,073)
Gain on dissolution of joint venture	-	-	100,000
Settlement loss, net	(861,996)	-	(111,996)
Other income	144	-	27,419
Total non-operating income (loss)	(1,051,215)	1,681	(2,871,347)
Loss before income taxes	(2,083,369)	(776,256)	(40,195,513)
Income tax benefit	-	-	7,243,000
Loss from continuing operations	(2,083,369)	(776,256)	(32,952,513)
Discontinued operations:
Gain from discontinued operations, net of tax	-	(55,322)	3,618,402
Net loss	(2,083,369)	(831,578)	(29,334,111)
Net loss (income) attributable to non-controlling interest	870	13,765	(31,068)
Net loss attributable to Tara Minerals’ shareholders	(2,082,499)	(817,813)	(29,365,179)

Other comprehensive gain (loss):
Foreign currency translation gain (loss)	(51,311)	(86,903)	(238,457)
Total comprehensive loss	$(2,133,810)	$(904,716)	$(29,603,636)

Net loss per share, basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares, basic and diluted	69,090,834	66,713,435

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	From Inception May 12, 2006 to March 31, 2013
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(2,082,499)	$(817,813)	$(29,365,179)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	72,912	70,425	935,611
Allowance for doubtful accounts	118,235	122,129	2,817,672
Stock based compensation and stock bonuses	-	-	9,139,730
Common stock issued for services and other expenses	18,000	-	5,971,134
Settlement loss, net	861,996	-	111,996
Non-controlling interest in net income (loss) of consolidated subsidiaries	(870)	(13,765)	31,068
Non-controlling interest - stock issued to third parties of subsidiaries	-	-	671,028
Accretion of beneficial conversion feature and debt discount	200,000	-	2,183,575
Exploration expenses paid with parent and subsidiary common stock	-	-	4,146,365
Loss on debt due to extinguishment and conversion	-	-	776,952
Accrued interest converted to common stock	-	-	84,438
Deferred tax asset, net	-	-	(7,243,000)
Loss (gain) from discontinued operations, net of tax	-	55,322	(3,618,402)
Gain on dissolution of joint venture	-	-	(100,000)
Other	-	10,646	92,371
Changes in operating assets and liabilities:
Other receivables, net	(110,573)	(167,197)	(1,727,699)
Prepaid expenses	354	11,500	(105,785)
Other assets	(1,255)	(63,993)	(94,796)
Accounts payable and accrued expenses	133,460	284,099	850,063
Net cash used in operating activities	(790,240)	(508,647)	(14,442,858)
Cash flows from investing activities:
Acquisition of property, plant, equipment, land and construction in progress	-	(790)	(3,207,180)
Purchase of mining concession including mining deposits	(221,386)	1,544	(1,291,293)
Proceeds from the sale or disposal of assets	-	-	29,128
Proceeds from the sale of American Copper Mining	-	-	7,500,000
Investment in American Copper Mining in 2012	-	(222,258)	(224,521)
Other	-	-	(1,721)
Net cash (used in) provided by investing activities	(221,386)	(221,504)	2,804,413
Cash flows from financing activities:
Cash from the sale of common stock	-	-	10,763,332
Proceeds from notes payable, related party	-	-	150,000
Proceeds from notes payable	-	-	480,000
Payments towards notes payable	(11,013)	-	(2,067,962)
Payments towards notes payable, related party	-	-	(100,000)
Payment towards equipment financing	-	-	(201,438)
Change in due to/from related parties, net	(82,486)	172,920	247,296
Common stock payable (receivable)	700,000	347,000	(212,744)
Payments from joint venture partners	-	-	100,000
Non-controlling interest – cash from the sale of common stock of subsidiaries	-	-	2,368,645
Iron Ore Properties financial instrument	-	-	800,000
Net cash provided by financing activities	606,501	519,920	12,327,129

Effect of exchange rate changes on cash	(51,311)	(86,903)	(238,457)

Net (decrease) increase	(456,436)	(297,134)	450,227
Cash, beginning of period	906,663	365,587	-
Cash, end of period	$450,227	$68,453	$450,227

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	From Inception May 12, 2006 to March 31, 2013

Supplemental Information:
Interest paid	$2,011	$3,211	$303,073
Income taxes paid	$-	$-	$10,565

Non-cash Investing and Financing Transactions:

Purchase of mining concession paid by debt to related party plus capitalized interest	$-	$-	$1,445,448
Purchase of or (reduction) in purchase of concession paid with notes payable or mining deposit plus capitalized interest	$-	$-	$3,400,837
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$-	$-	$2,101,293
Beneficial conversion value for convertible debt and financial instruments	$-	$-	$1,895,000
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	$800,000	$-	$3,109,438
Purchase of property and equipment through debt and common stock	$-	$-	$1,298,051
Issuance of common stock for Tara Gold Payable	$-	$-	$100,000
Reclassification of assets held for disposal, net	$-	$-	$29,262
Receivable reclassified to mining deposit	$-	$-	$58,368
Construction in progress reclassified to property, plant and equipment	$112,582	$-	$112,582
Issuance of shares of common stock payable	$50,400	$-	$50,400
American Copper Mining assets, net of liabilities reclassified to assets available for sale	$-	$1,297,314	$-
Other	$-	$1,768	$31,768

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation:

The accompanying Condensed Consolidated Financial Statements of Tara Minerals Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Significant accounting policies disclosed therein have not changed, except as noted below.

Tara Minerals owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation, and owns 87% of the common stock of Adit Resources Corp. (“Adit”). Tara Minerals’ operations in Mexico are conducted through AMM since Mexican law provides that only Mexican corporations are allowed to own mining properties.

The Company is a mining company in the exploration stage and presents inception to date information, in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Development Stage Entities Topic.

In these financial statements, references to "Company," "we," "our," and/or "us," refer to Tara Minerals Corp. and, unless the context indicates otherwise, its consolidated subsidiaries.

Tara Minerals is a subsidiary of Tara Gold Resources Corp. (“Tara Gold” or “the Company’s Parent”).

The accompanying condensed consolidated financial statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of March 31, 2013 and December 31, 2012, the condensed consolidated results of its operations for the three months ended March 31, 2013 and 2012 and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All amounts are in U.S. dollars unless otherwise indicated. All significant inter-company balances and transactions have been eliminated in consolidation.

The reporting currency of the Company and Adit is the U.S. dollar.  The functional currency of AMM is the Mexican Peso. As a result, the financial statements of the subsidiary has been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for non-monetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with non-monetary assets and liabilities, and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement gain (loss) is recorded to other comprehensive gain (loss).

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements for AMM are as follows for the three months ended March 31, 2013 and 2012.  Mexican pesos per one U.S. dollar:

	March 31, 2013
Current exchange rate	Ps.	12.3546
Weighted average exchange rate for the three months ended	Ps.	12.6468

	March 31, 2012
Current exchange rate	Ps.	12.8489
Weighted average exchange rate for the three months ended	Ps.	13.0087

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

Each period, receivables are reviewed for collectability.  When a receivable has doubtful collectability we allow for the receivable until we are either assured of collection (and reverse the allowance) or assured that a write-off is necessary.  Our allowance in association with our receivable from IVA from our Mexico subsidiary is based on our determination that the Mexican government may not allow the complete refund of these taxes.

	March 31, 2013	December 31, 2012
	(Unaudited)
Allowance – recoverable value-added taxes	$1,680,885	$1,579,129
Allowance – other receivables	337,907	321,428
Total	$2,018,792	$1,900,557

Recently Adopted and Recently Issued Accounting Guidance

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2.	Property, plant, equipment, mine development, land and construction in progress, net

	March 31, 2013	December 31, 2012
	(Unaudited)
Land	$19,590	$19,590

Mining concessions:
Pilar (a)	710,172	710,172
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Centenario	635,571	635,571
La Palma	80,000	80,000
La Verde	60,000	60,000
Champinon (b)	203,000	2,153,693
Mining concessions	2,310,482	4,261,175

Construction in progress	-	269,244
Property, plant and equipment	3,899,528	3,786,947
	6,229,600	8,336,956
Less – accumulated depreciation	(909,095)	(836,184)
	$5,320,505	$7,500,772

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

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $739,130 have been discounted using the incremental borrowing rate of 5.01%. As of March 31, 2013, the present value of future payments is as follows:

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

In May 2012, the Company purchased technical data pertaining to Champinon from the former owner for 500,000 shares of Tara Minerals’ common stock, valued at $430,000.

On March 15, 2013, a Settlement Agreement and Release (“Agreement”) was entered into by and among the Company, AMM, Jeffrey Holt, Tom Claridge, Steve Eady, Carnegie Mining and Exploration, Inc. (“CMEI”), CME Operations, LLC (“CME”)(CMEI and CME , referred to as “Carnegie”), Harsco Corporation, and Pittsburgh Mineral & Environmental Technology, Inc.   In exchange for Carnegie’s acknowledgement that it has no rights under a previously granted option on the Don Roman property further described below, AMM assigned its Champinon mining rights purchase contract, including all related obligations and acquisition payments, to Plathio Trading Mexico, SA de CV, Carnegie’s Mexican subsidiary, and the Company agreed to issue to Carnegie 500,000 restricted shares of the Company’s common stock, which may not be sold until the earlier of: (i) the Company’s shares reaching a minimum trading price of $1.00 per share; or (ii) two years from the date of the Agreement. Under the transfer agreement for the Champinon property, AMM retains mining and beneficial rights to a known silver, zinc, and led vein structure present on the Champinon concession. On March 22, 2013, the 500,000 restricted shares were issued. The Agreement confirms Carnegie’s acknowledgement of the Company’s 100% ownership of the Don Roman property. The Company recognized a loss of $861,996 on the settlement agreement mentioned above.

At March 31, 2013, the Company retains ownership of 14 hectares of the Champinon mining concession valued at $203,000.

Note 3.	Mining Deposits, current portion

January 2013, the Company entered into an agreement to purchase the Dixie Mining District, located in Idaho, for $400,000, the transaction is expected to close in May 2013. As of March 31, 2013, the Company paid a mining deposit of $220,000 that will be applied to the purchase price of the Dixie Mining District.

Note 4.	Notes Payable

The following table represents the outstanding balance of notes payable.

	March 31, 2013	December 31, 2012
	(Unaudited)
Mining concession	$-	$1,622,027
Auto loans	58,060	63,792
Related party	-	-
	58,060	1,685,819
Less – current portion	(33,887)	(964,288)
Total – non-current portion	$24,173	$721,531

See Note 2 above for notes payable relating to mining concessions.

The five year maturity schedule for notes payable is presented below:

	2013	2014	2015	2016	2017	Total

Auto Loans	$33,887	$21,232	$2,941	$-	$-	$58,060

Note 5.	Related Party Transactions

	March 31, 2013	December 31, 2012
	(Unaudited)
Due from related parties	$1,074,253	$970,300
Due to related parties	(1,763,149)	(1,741,682)
	$(688,896)	$(771,382)

All transactions with related parties have occurred in the normal course of operations. Mexico based related party transactions are measured at the foreign exchange amount.

In January 2007, Corporacion Amermin S.A. de C.V. (“Amermin”), a subsidiary of Tara Gold, made arrangements to purchase the Pilar; Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Groupings) and subsequently sold the concessions to AMM. At March 31, 2013, Amermin has paid the original note holder in full and AMM owes Amermin $535,659 for the Pilar mining concession and $211,826 for the Don Roman mining concession.

As of March 31, 2013, Amermin has loaned a total of $1,015,664 to AMM at 0% interest, due on demand.

As of March 31, 2013, the Company has loaned a total of $979,087 to Tara Gold at 0% interest, due on demand.

The following are intercompany transactions that were eliminated during the consolidation of these financial statements:

During 2012, Tara Minerals issued Adit six promissory notes for $4,286,663. During 2013, Tara Minerals issued Adit one promissory note for $610,000. These notes are unsecured, bear interest at U.S. prime rate plus 3.25% per year and are due and payable between May and December 2013. As of March 31, 2013 Tara Minerals owed Adit $5,095,131 in interest and principal.

Note 6.	Iron Ore Properties and Related Financial Instrument

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

In January 2013, Tara Minerals entered into conversion agreements on the above referenced financial instruments of the Iron Ore instruments to convert their instrument to a total of 1,600,000 shares of common stock. In February 2013, the Company issued 300,000 shares of common stock and 1,300,000 additional shares are to be issued as of March 31, 2013 (see Note 7).

Note 7.	Stockholders’ Equity

In January 2013, Tara Minerals entered into conversion agreements to convert the financial instrument (See Note 6) to a total of 1,600,000 shares of common stock. In February 2013, the Company issued 300,000 shares of the Company’s common stock and 1,300,000 additional shares are to be issued as of March 31, 2013.

In February 2013, the Company issued 190,000 shares of the Company’s common stock, valued at $68,400, or $0.36 a share for investor relations services over a 6 months period that commenced on December 2012.

In March 2013, the Company issued 500,000 shares of the Company’s common stock, valued at $150,000, or $0.30 a share per the Champinon settlement agreement (see Note 2).

As of March 31, 2013, the Company sold 3,500,000 shares of common stock subscribed to under a private placement with independent parties for $700,000, or $0.20 per share; these shares have not been issued.

Note 8.	Options and Warrants

The Company has the following incentive plans which are registered under a Form S-8:
•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

There have been no issuances under the Company’s plans in 2013.

On October 28, 2009, Adit, the Company’s subsidiary, adopted the following incentive plans which have not been registered:
•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

There have been no issuances under the Adit plans in 2013.

The fair value of awards issued is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company’s traded common stock. The expected term of the award granted is usually estimated at half of the contractual term as noted in the individual agreements, unless the life is one year or less based upon management’s assessment of known factors, and represents the period of time that management anticipates awards granted to be outstanding.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of the grant for bonds with maturity dates at the estimated term of the options. Historically the Company has had no forfeitures of options or warrants; therefore, the Company uses a zero forfeiture rate.

	March 31, 2013	December 31, 2012
Expected volatility	-	104.82% - 131.10%
Weighted-average volatility	-	117.96%
Expected dividends	-	0
Expected term (in years)	-	1.00
Risk-free rate	-	0.05% - 0.14%

A summary of option activity under the Plans as of March 31, 2013 (unaudited) and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,750,000	$0.34
Granted	-	-
Exercised	-	-
Forfeited, expired or cancelled	-	-
Outstanding at March 31, 2013	2,750,000	$0.34	3.0	$294,000
Exercisable at March 31, 2013	2,590,000	$0.41	3.0	$294,000

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2012	160,000	$0.48
Granted	-
Vested	-
Forfeited, expired or cancelled	-
Non-vested at March 31, 2013	160,000	$0.48

A summary of warrant activity as of March 31, 2013 (unaudited) and changes during the period then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,788,333	$1.38
Granted	-	-
Exercised	-	-
Forfeited, cancelled or expired	(1,570,666)	(1.50)
Outstanding at March 31, 2013	1,217,667	$1.25	0.8	$-
Exercisable at March 31, 2013	1,217,667	$1.25	0.8	$-

 All warrants vest upon issuance.

Note 9.	Non-controlling Interest

Cumulative results of these activities results in:

	March 31, 2013	December 31, 2012
	(Unaudited)
Common stock for cash	$1,999,501	$1,999,501
Common stock for services	95,215	95,215
Exploration expenses paid for in subsidiary common stock	240,000	240,000
Stock based compensation	1,374,880	1,374,880
Cumulative net loss attributable to non-controlling interest	31,068	31,938
Treasury stock	(500,000)	(500,000)
Other	6	6
Total non-controlling interest	$3,240,670	$3,241,540

A summary of activity as of March 31, 2013 and changes during the period then ended is presented below:

Non-controlling interest at December 31, 2012	$3,241,540
Net loss attributable to non-controlling interest	(870)
Non-controlling interest at March 31, 2013	$3,240,670

Note 10.	Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value at March 31, 2013 (Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
None	$-	$-	$-	$-

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Iron Ore Properties financial instrument, net	$600,000	$-	$(200,000)	$800,000

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013:

Iron Ore Properties Financial Instrument
Beginning balance	$800,000
Additions	-
Reductions (conversion of Iron Ore Instrument)	(800,000)
Ending balance	$-
The amount of total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at reporting date	$-

Note 11.	Subsequent Events

On May 7, 2013, a subsidiary of Tara Minerals Corp. (the “Company”), Adit Resources Corp. (“Adit”), received notice that Yamana Mexico Holdings B.V. (“Yamana”) was terminating the purchase agreement between Yamana and Adit for the sale of Adit’s subsidiary, American Copper Mining S.A. de C.V, dated April 4, 2012, and as amended August 22, 2012 (the “Purchase Agreement”).

The Purchase Agreement, as amended, permitted Yamana to terminate the Purchase Agreement on or before May 23, 2013. Under the terms of the Yamana’s notice to Adit, the termination shall become effective May 9, 2013, at which time it will be considered as if the sale of American Copper Mining S.A. de C.V. never took place.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through March 31, 2013, Tara Minerals generated revenue of $160,421 and incurred expenses of $658,007 in cost of sales, $7,055,440 in exploration expenses and $29,771,140 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $9,139,730, pertaining to the issuance of stock based compensation and stock bonuses.

RESULTS OF OPERATIONS

Material changes of certain items in Tara Minerals’ Statement of Operations for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, are discussed below.

Three Months Ended	March 31, 2013	March 31, 2012
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	242	145
Operating, general and administrative expenses	791	633
Net operating loss	$(1,032)	$(778)

For the three months ended March 31, 2013, exploration expenses increased due to preliminary work being performed at the Dixie mining district and Don Roman; compared to the three months ended March 31, 2012, when the Company focused primarily on the Champinon mining concession.

Material changes of certain items in Tara Minerals’ operating, general and administrative expenses for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, are discussed below.

Three Months Ended	March 31, 2013	March 31, 2012
(In thousands of U.S. Dollars)
Investment banking and investor relations expense	109	40
Compensation, officer employment contracts and bonuses	150	169
Professional fees	238	225

The increase in investment banking and investor relations expense for the three months ended March 31, 2013, was due to the Company’s efforts to obtain equity financing during 2013; compared to the three months ended March 31, 2012, when the Company’s  focused on obtaining funds through the sale of American Copper Mining.

The decrease in compensation, officer employment contracts and bonuses was due to the controller position being outsourced starting in the third quarter of 2012, offset by additional personnel hired during March 2013 and the fact that no additional options were vested or awarded to officers.

Professional fees for the three months ended March 31, 2013, were due to the payment for legal services related to the acquisition of the Dixie mining district and the settlement agreement reached with Carnegie related to the Champinon mining concession in addition to accounting and auditing services performed in the normal course of business. During the three months ended March 31, 2012, professional services were due to legal and consulting services used in the negotiations of the agreement for the sale of American Copper Mining and services used on the Champinon property.

LIQUIDITY AND CAPITAL RESOURCES

The following is an explanation of Tara Minerals’ material sources and (uses) of cash during the three months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
(In thousands of U.S. Dollars)
Net cash used in operating activities	$(790)	$(509)
Acquisition of property, plant, equipment, mine development, land and construction in progress	-	(1)
Purchase of mining concession including mining deposits	(221)	2
Assets available for sale, net of liabilities	-	(222)
Common stock payable	700	347
Change in due to/from related parties, net	(82)	173
Cash, beginning of period	907	366

Tara Minerals anticipates that its capital requirements during the twelve months ending March 31, 2014 will be:

Exploration and Development – Don Roman Groupings	$2,680,000
Exploration and Development - Dixie Mining District, Idaho	5,047,000
Property taxes	44,000
General and administrative expenses	1,007,000
Total	$8,778,000

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

Off-Balance Sheet Arrangements

At March 31, 2013, Tara Minerals had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2013, Tara Minerals entered into conversion agreements to convert the financial instrument (See Note 6) to a total of 1,600,000 shares of common stock. In February 2013, the Company issued 300,000 shares of the Company’s common stock and 1,300,000 additional shares are to be issued.

In February 2013, the Company issued 190,000 shares of the Company’s common stock, valued at $68,400, or $0.36 a share for prepaid services.

In March 2013, the Company issued 500,000 shares of the Company’s common stock, valued at $150,000, or $0.30 a share per the Champinon settlement agreement (see Note 2).

As of March 31, 2013, the Company sold 3,500,000 shares of common stock subscribed to under a private placement with independent parties for $700,000, or $0.20 per share; these shares have not been issued.

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

TARA MINERALS CORP.

Dated: May 13, 2013	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., Director and
Principal Executive Officer

Dated: May 13, 2013	By:	/s/ Lynda R. Keeton-Cardno, CPA
Lynda R. Keeton-Cardno, CPA
Principal Financial and Accounting Officer