Form 10-Q
period 2013-06-30
Tara Minerals Corp.
filed 2013-08-14
CIK 1387054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of August 14, 2013, the Company had 78,092,278 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013 AND FOR
THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
AND
THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH JUNE 30, 2013

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash	$1,257,823	$906,663
Other receivables, net	48,425	259,548
Deferred tax asset, current portion	33,000	3,323,000
Prepaid assets	10,320	54,020
Assets held for disposal, net	29,262	29,262
Total current assets	1,378,830	4,572,493

Property, plant, equipment, mine development, land and construction in progress, net	7,424,145	7,500,772
Deferred tax asset, non-current portion	1,326,000	2,961,000
Other assets	51,484	51,625
Total assets	$10,180,459	$15,085,890

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$686,857	$2,560,579
Notes payable, current portion	32,645	964,288
Due to related parties, net of due from	1,609,071	771,382
Total current liabilities	2,328,573	4,296,249
Notes payable, non-current portion	15,672	721,531
Total liabilities	2,344,245	5,017,780

Iron Ore Properties financial instrument, net	-	600,000

Stockholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 78,092,278 and 68,752,278 shares	78,092	68,752
Additional paid-in capital	36,144,949	33,577,244
Common stock payable	650,000	50,400
Accumulated deficit during exploration stage	(32,016,378)	(27,282,680)
Accumulated other comprehensive loss	(185,035)	(187,146)
Total Tara Minerals stockholders’ equity	4,671,628	6,226,570
Non-controlling interest	3,164,586	3,241,540
Total stockholders’ equity	7,836,214	9,468,110
Total liabilities and stockholders’ equity	$10,180,459	$15,085,890

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	From Inception May 12, 2006 to June 30, 2013

Mining revenues	$-	$-	$-	$-	$160,421
Cost of revenue	-	-	-	-	658,007
Gross margin	-	-	-	-	(497,586)
Exploration expenses	312,625	715,462	554,188	860,123	7,368,065
Operating, general and administrative expenses	997,486	1,439,677	1,788,077	2,072,954	30,768,626
Net operating loss	(1,310,111)	(2,155,139)	(2,342,265)	(2,933,077)	(38,634,277)

Non-operating income (loss):
Interest income	12,835	7,503	25,487	14,020	219,472
Interest expense	(1,864)	(3,979)	(203,879)	(8,815)	(2,288,246)
Loss on debt due to extinguishment and conversion	-	-	-	-	(776,952)
Loss on disposal or sale of assets	-	-	-	-	(30,073)
Gain on dissolution of joint venture	-	-	-	-	100,000
Settlement loss, net	-	-	(861,996)	-	(111,996)
Gain on bargain acquisition of ACM	3,496,857	-	3,496,857	-	3,496,857
Other income	-	-	144	-	27,419
Total non-operating income (loss)	3,507,828	3,524	2,456,613	5,205	636,481
Gain (loss) before income taxes	2,197,717	(2,151,615)	114,348	(2,927,872)	(37,997,796)
Income tax (provision) benefit	(4,925,000)	-	(4,925,000)	-	2,318,000
Loss from continuing operations	(2,727,283)	(2,151,615)	(4,810,652)	(2,927,872)	(35,679,796)
Discontinued operations:
Gain from discontinued operations, net of tax	-	3,673,724	-	3,618,402	3,618,402
Net (loss) income	(2,727,283)	1,522,109	(4,810,652)	690,530	(32,061,394)
Net loss (income) attributable to non- controlling interest	76,084	(522,984)	76,954	(509,219)	45,016
Net (loss) income attributable to Tara Minerals’ shareholders	(2,651,199)	999,125	(4,733,698)	181,311	(32,016,378)

Other comprehensive (loss) income:
Foreign currency translation income (loss)	53,422	100,169	2,111	13,266	(185,035)
Total comprehensive (loss) income	$(2,597,777)	$1,099,294	$(4,731,587)	$194,577	$(32,201,413)

Net (loss) income per share, basic	$(0.04)	$0.02	(0.07)	$0.01

Weighted average number of shares, basic	71,210,410	67,468,494	70,156,477	67,095,113

Net (loss) income per share, diluted	$(0.04)	$0.02	(0.07)	$0.01

Weighted average number of shares, diluted	71,210,410	75,627,241	70,156,477	75,253,860

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	From Inception May 12, 2006 to June 30, 2013
Cash flows from operating activities:
Net (loss) income attributable to Tara Minerals’ shareholders	$(4,733,698)	$181,311	$(32,016,378)
Adjustments to reconcile net (loss) income to net cash:
Depreciation and amortization	150,115	141,002	1,012,814
Allowance for doubtful accounts	39,432	127,718	2,738,868
Stock based compensation and stock bonuses	59,645	354,864	9,199,375
Common stock issued for services and other expenses	117,000	54,000	6,070,134
Settlement loss, net	861,996	-	111,996
Non-controlling interest in net (loss) income of consolidated subsidiaries	(76,954)	509,219	(45,016)
Non-controlling interest - stock issued to third parties of subsidiaries	-	-	671,028
Accretion of beneficial conversion feature and debt discount	200,000	-	2,183,575
Exploration expenses paid with parent and subsidiary common stock	-	430,000	4,146,365
Loss on debt due to extinguishment and conversion	-	-	776,952
Accrued interest converted to common stock	-	-	84,438
Deferred tax asset, net	4,925,000	-	(2,318,000)
Gain from discontinued operations, net of tax	-	(3,618,402)	(3,618,402)
Gain on dissolution of joint venture	-	-	(100,000)
Gain on bargain purchase of ACM	(3,496,857)	-	(3,496,857)
Other	-	10,646	92,371
Changes in current operating assets and liabilities:
Other receivables, net	(54,976)	(100,129)	(1,672,102)
Prepaid expenses	43,700	15,231	(62,439)
Other assets	67	(265)	(93,475)
Accounts payable and accrued expenses	27,041	(452,786)	743,646
Net cash used in operating activities	(1,938,489)	(2,347,591)	(15,591,107)
Cash flows from investing activities:
Acquisition of property, plant, equipment, land and construction in progress	(184,750)	(147,831)	(3,391,930)
Purchase of mining concession including mining deposits	(399,926)	3,154	(1,469,833)
Proceeds from the sale or disposal of assets	-	-	29,128
Proceeds from the sale of ACM	-	7,500,000	7,500,000
Investment in ACM in 2012	-	(224,521)	(224,521)
Other	-	-	(1,721)
Net cash (used in) provided by investing activities	(584,676)	7,130,802	2,441,123
Cash flows from financing activities:
Cash from the sale of common stock	2,050,000	357,000	11,900,588
Proceeds from notes payable, related party	-	-	150,000
Proceeds from notes payable	-	-	480,000
Payments towards notes payable	(15,475)	(245,946)	(2,072,424)
Payments towards notes payable, related party	-	(100,000)	(100,000)
Payment towards equipment financing	-	-	(201,438)
Change in due to/from related parties, net	837,689	(1,107,300)	1,167,471
Payments from joint venture partners	-	-	100,000
Non-controlling interest – cash from the sale of common stock of subsidiaries	-	-	2,368,645
Iron Ore Properties financial instrument	-	50,000	800,000
Net cash provided by (used in) financing activities	2,872,214	(1,046,246)	14,592,842

Effect of exchange rate changes on cash	2,111	13,266	(185,035)

Net increase	351,160	3,750,231	1,257,823
Cash, beginning of period	906,663	365,587	-
Cash, end of period	$1,257,823	$4,115,818	$1,257,823

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	From Inception May 12, 2006 to June 30, 2013

Supplemental Information:
Interest paid	$3,740	$-	$304,802
Income taxes paid	$-	$-	$10,565

Non-cash Investing and Financing Transactions:

Purchase of mining concession paid by debt to related party plus capitalized interest	$-	$-	$1,445,448
Purchase of concession paid with notes payable or mining deposit plus capitalized interest	$-	$2,147,171	$3,400,837
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$-	$348,000	$2,101,293
Beneficial conversion value for convertible debt and financial instruments	$-	$20,000	$1,895,000
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	$800,000	$-	$3,109,438
Purchase of property and equipment through debt and common stock	$-	$-	$1,298,051
Issuance of common stock for Tara Gold Payable	$-	$-	$100,000
Reclassification of assets held for disposal, net	$-	$-	$29,262
Receivable reclassified to mining deposit	$-	$-	$58,368
Construction in progress reclassified to property, plant and equipment	$112,582	$-	$112,582
Other	$-	$(173,232)	$31,768

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

Tara Minerals owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation, and owns 87% of the common stock of Adit Resources Corp. (“Adit”), which in turns owns 99.99% of American Copper Mining, S.A. de C.V. (“ACM”) (See Note 11). Tara Minerals’ operations in Mexico are conducted through AMM and ACM since Mexican law provides that only Mexican corporations are allowed to own mining properties.

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

Tara Minerals is a subsidiary of Tara Gold Resources Corp. (“Tara Gold” or “the Company’s Parent”).

The accompanying condensed consolidated financial statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of June 30, 2013 and December 31, 2012, the condensed consolidated results of its operations for the three and six months ended June 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Relevant exchange rates used in the preparation of the financial statements for AMM and ACM are as follows for the six months ended June 30, 2013 and 2012.  Mexican pesos per one U.S. dollar:

	June 30, 2013
Current exchange rate	Ps.	13.0235
Weighted average exchange rate for the six months ended	Ps.	12.5565

	June 30, 2012
Current exchange rate	Ps.	13.6530
Weighted average exchange rate for the six months ended	Ps.	13.2656

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

	June 30, 2013	December 31, 2012
	(Unaudited)
Allowance – recoverable value-added taxes	$1,619,437	$1,579,129
Allowance – other receivables	320,552	321,428
Total	$1,939,989	$1,900,557

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

Recently Adopted and Recently Issued Accounting Guidance

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which is included in ASC 220, Comprehensive Income. This update improves the reporting of reclassification out of accumulated other comprehensive income. The guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2013, and applied prospectively.  Management does not anticipate that the accounting pronouncement will have any material future effect on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Liabilities (Topic 830): Parent’s Accounting for Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  This ASU is effective for interim and annual periods beginning after December 15, 2013 and requires the release of any cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in foreign entity.  Management does not anticipate that the accounting pronouncement will have any material future effect on our consolidated financial statements.

In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This ASU is effective for interim and annual periods beginning after December 15, 2013.  This update standardizes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Management does not anticipate that the accounting pronouncement will have any material future effect on our consolidated financial statements.

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC, did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2.	Property, plant, equipment, mine development, land and construction in progress, net

	June 30, 2013	December 31, 2012
	(Unaudited)
Land	$19,590	$19,590

Mining concessions:
Pilar (a)	710,172	710,172
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Centenario	635,571	635,571
La Palma	80,000	80,000
La Verde	60,000	60,000
Champinon (b)	203,000	2,153,693
Ponderosa (c)	400,000	-
Picacho Groupings (See Note 11)	1,571,093	-
Mining concessions	4,281,575	4,261,175

Construction in progress	-	269,244
Property, plant and equipment	4,109,278	3,786,947
	8,410,443	8,336,956
Less – accumulated depreciation	(986,298)	(836,184)
	$7,424,145	$7,500,772

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

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $739,130 have been discounted using the incremental borrowing rate of 5.01%. As of June 30, 2013, the present value of future payments is as follows:

	Debt	IVA	Total
Total remaining debt	$486,739	$77,878	$564,617
Imputed interest	(28,959)	-	(28,959)
Present value of debt	$457,780	$77,878	$535,658

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
On March 15, 2013, a Settlement Agreement and Release (“Agreement”) was entered into by and among the Company, AMM, Jeffrey Holt, Tom Claridge, Steve Eady, Carnegie Mining and Exploration, Inc. (“CMEI”), CME Operations, LLC (“CME”)(CMEI and CME, referred to as “Carnegie”), Harsco Corporation, and Pittsburgh Mineral & Environmental Technology, Inc.   In exchange for Carnegie’s acknowledgement that it has no rights under a previously granted option on the Don Roman property further described below, AMM assigned its Champinon mining rights purchase contract, including all related obligations and acquisition payments, to Plathio Trading Mexico, SA de CV, Carnegie’s Mexican subsidiary, and the Company agreed to issue to Carnegie 500,000 restricted shares of the Company’s common stock, which may not be sold until the earlier of: (i) the Company’s shares reaching a minimum trading price of $1.00 per share; or (ii) two years from the date of the Agreement. Under the transfer agreement for the Champinon property, AMM retains mining and beneficial rights to known silver, zinc, and led vein structure present on the Champinon concession. On March 22, 2013, the 500,000 restricted shares were issued. The Agreement confirms Carnegie’s acknowledgement of the Company’s 100% ownership of the Don Roman property. The Company recognized a loss of $861,996 on the settlement agreement mentioned above.

The Company retained ownership of 14 hectares of the Champinon mining concession valued at $203,000.

c.
In May 2013, the Company acquired the Dixie Mining District, located in Idaho, from an independent third party for an effective purchase price of $400,000. The purchase price was paid in full in 2013. To date, the land package consists of 6,721 acres of both patented and unpatented mining claims.

The independent third party shall receive royalties upon all ores, mineral-bearing rock and other deposits extracted and shipped or milled, treated, and sold from the property in the amount of 3% of the net smelter or mill returns earned from the property prior to December 31, 2014. The royalty agreement shall provide that the payment of the royalty shall terminate upon the independent third party receive $558,160, if that amount was not paid as of December 31, 2014 the Company will need to pay the difference. No royalty shall be owed to the independent third party if mining on the property is not economically feasible. As of June 30, 2013 no royalty payments were paid.

Note 3.	Income Taxes

The Company files income tax returns in the United States (“U.S.”) and Mexican jurisdictions.  In the U.S., Tara Minerals and Adit file a consolidated tax return, which was filed on June 27, 2013.  In Mexico, AMM files a standalone tax return, which was filed on March 27, 2013.  No tax returns for the Company or any subsidiary of the Company are currently under examination by any tax authorities in their respective countries, except for routine tax reviews for AMM for January – December 2011.

The provision for federal and state income taxes for the six months ended June 30, 2013 includes elements of the Tara Minerals and Adit as one filing entity; and AMM as a separate filing entity.

The June 30, 2013, and since inception income tax benefit, net of tax associated with discontinued operations, is as follows:

	U.S. Companies	Mexico Companies	Total
Current asset (liability) - total	$-	$-	$-
Deferred asset (liability) - total	7,367,000	2,335,000	9,702,000
Valuation allowance	(6,008,000)	(2,335,000)	(8,343,000)
Income tax benefit, since inception	$1,359,000	$-	$1,359,000

As further discussed in Note 11, the Company sold 100% of its interest in ACM in April 2012 and re-acquired it on May 9, 2013.  Based on other operations of the Company, we believe that the deferred tax asset above is realizable, net of the valuation allowance disclosed.

A valuation allowance is recorded when it is more likely than not that the deferred tax assets will be realized. The future use of deferred tax assets is dependent on the future taxable profits which arise from taxable temporary timing differences such as:

•	Differences in expensed stock based compensation and stock for investor relation services and corporate officers.
•	The capitalization of foreign mining exploration expenses for U.S. federal income tax purposes.
•      A carry forward of a net operating loss.

At June 30, 2013, total deferred tax assets and deferred tax liabilities are as follows:

	U.S. Companies	Mexico Companies	Total
Deferred tax asset – current	$276,000	$-	$276,000
Deferred tax asset – non-current portion	7,091,000	2,335,000	9,426,000
Total deferred tax asset	7,367,000	2,335,000	9,702,000

Deferred tax liability - current	-	-	-
Deferred tax liability – non current	-	-	-
Total deferred tax liability	-	-	-

Valuation allowance	(6,008,000)	(2,335,000)	(8,343,000)
Net deferred tax asset (liability)	$1,359,000	$-	$1,359,000

Net operating losses generated in the U.S. may only be used to offset income generated in the U.S.  The U.S. deferred tax asset has been reduced from approximately $6,284,000 to $1,359,000 due to the return of ACM (Note 11).

Net operating losses generated in Mexico may only be used to offset income generated in Mexico. AMM has a net operating loss in Mexico of approximately $729,000 with an estimated deferred tax benefit of $219,000. The net operating loss and estimated tax benefit has been added to net operating losses and tax benefits from previous years.

Per the Income Tax topic of the FASB ASC, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset for all Mexico subsidiaries and for Adit; and eighty percent for Tara Minerals at June 30, 2013.

Net operating losses expire as follows:

	U.S. Companies	Mexico Companies	Total
December 31, 2029	$-	$-	$-
December 31, 2030	6,810,000	3,722,000	10,532,000
December 31, 2031	2,330,000	1,864,000	4,194,000
December 31, 2032	-	1,468,000	1,468,000
December 31, 2033	-	729,000	729,000
Total net operating loss	$9,140,000	$7,783,000	$16,923,000

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

Reconciliation of the differences between the statuary tax rate and the effective income tax rate is as follows:

	2013
	Amount	Percentage
Tax at statutory federal rate	$40,000	(35%)
Temporary differences
Exploration cost - current	3,000	(2.6%)
Exploration cost – non-current	131,000	(114.5%)
Stock based compensation	21,000	(18.4%)
Decrease in deferred tax asset due to net operating losses reduced by profits	(1,497,000)	1310%
Valuation allowance for U.S. Companies	6,008,000	(5,255%)
Valuation allowance for Mexico	219,000	(191.5%)
Tax benefit at effective rate	$4,925,000	(4,307%)

Note 4.	Notes Payable

The following table represents the outstanding balance of notes payable.

	June 30, 2013	December 31, 2012
	(Unaudited)
Mining concession	$-	$1,622,027
Auto loans	48,317	63,792
	48,317	1,685,819
Less – current portion	(32,645)	(964,288)
Total – non-current portion	$15,672	$721,531

The five year maturity schedule for notes payable is presented below:

	2013	2014	2015	2016	2017	Total
Auto Loans	$32,645	$15,672	$-	$-	$-	$48,317

Note 5.	Related Party Transactions

	June 30, 2013	December 31, 2012
	(Unaudited)
Due from related parties	$131,469	$970,300
Due to related parties	(1,740,540)	(1,741,682)
	$(1,609,071)	$(771,382)

All transactions with related parties have occurred in the normal course of operations. Mexico based related party transactions are measured at the foreign exchange amount.

In January 2007, Corporacion Amermin S.A. de C.V. (“Amermin”), a subsidiary of Tara Gold, made arrangements to purchase the Pilar; Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Groupings) and subsequently sold the concessions to AMM. At June 30, 2013, Amermin has paid the original note holder in full and AMM owes Amermin $535,659 for the Pilar mining concession and $211,826 for the Don Roman mining concession.

As of June 30, 2013, Amermin has loaned a total of $993,055 to AMM at 0% interest, due on demand.

As of June 30, 2013, Tara Gold owed the Company a total of $37,726 at 0% interest, due on demand. During the quarter ended June 30, 2013, Tara Gold made a payment in the amount of $995,976.

The following are intercompany transactions that were eliminated during the consolidation of these financial statements:

During 2012, Tara Minerals issued Adit six promissory notes for $4,286,663. During 2013, Tara Minerals issued Adit one promissory note for $610,000. These notes are unsecured, bear interest at U.S. prime rate plus 3.25% per year and are due and payable between August and May 2014. A note due and payable on May 2013 was extended a year. As of June 30, 2013 Tara Minerals owed Adit $5,174,484 in interest and principal.

Note 6.	Iron Ore Properties and Related Financial Instrument

The Company raised $750,000 (2011) and $50,000 (2012), for a total of $800,000 through a financial instrument to fund potential Iron Ore Properties. The financial instrument has no repayment requirement, except if the Iron Ore Properties generate revenue. As the Company’s common stock has not been issued and this is not a debt instrument, the amount raised was treated as a temporary financing instrument until such time as changes that require debt or permanent equity treatment. The beneficial conversion feature of this instrument was determined to be $180,000 (2011) and $20,000 (2012), for a total of $200,000.

In January 2013, Tara Minerals entered into conversion agreements on the above referenced financial instruments of the Iron Ore instruments to convert their instrument to a total of 1,600,000 shares of common stock. In February 2013, the Company issued 300,000 shares of common stock and 1,300,000 additional shares are to be issued as of June 30, 2013 (see Note 7).

Note 7.	Stockholders’ Equity

In January 2013, Tara Minerals entered into conversion agreements to convert the financial instrument (See Note 6) to a total of 1,600,000 shares of common stock. In February 2013, the Company issued 300,000 shares of the Company’s common stock and 1,300,000 additional shares remain payable and to be issued as of June 30, 2013.

In February 2013, the Company issued 190,000 shares of the Company’s common stock, valued at $68,400, or $0.36 a share for investor relations services over a 6 months period that commenced on December 2012.

In March 2013, the Company issued 500,000 shares of the Company’s common stock, valued at $150,000, or $0.30 a share per the Champinon settlement agreement (see Note 2).

In January and March 2013, the Company sold 3,500,000 shares of common stock subscribed to under a private placement with independent parties for $700,000, or $0.20 per share; shares were issued in June 2013.

In June 2013, the Company issued 4,500,000 shares of the Company’s common stock, valued at $1,350,000, or $0.30 a share for cash to its parent, Tara Gold Resources Inc.

In June 2013, the Company issued 250,000 shares of the Company’s common stock, valued at $70,000, or $0.28 a share for services incurred during the period.

In June 2013, the Company issued 100,000 shares of the Company’s common stock, valued at $29,000, or $0.29 a share for services incurred during the period.

Note 8.	Options and Warrants

The Company has the following incentive plans which are registered under a Form S-8:
•      Incentive Stock Option Plan
•      Nonqualified Stock Option Plan
•      Stock Bonus Plan

In May 2011, under its Incentive Stock Option Plan the Company granted two of its officers options for the purchase of 750,000 shares of common stock. In April 2013, the options were cancelled and the Company concurrently granted new Incentive Stock Options to the officers; under this new grant the officers have the option to purchase 750,000 shares of common stock, exercisable at a price of $0.25 per share and vest at various dates until April 2015. The options expire at various dates beginning April 2020. In accordance with the Stock Compensation Topic, FASB ASC 718-20-35, the Company has analyzed the cancellation of the award accompanied by the concurrent grant of a replacement award and determined that there was no further incremental compensation cost. The options that vested during the six months ended June 30, 2013 associated with this transaction were valued at $59,645.

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

	June 30, 2013	December 31, 2012
Expected volatility	218.84%	104.82% - 131.10%
Weighted-average volatility	0%	117.96%
Expected dividends	0	0
Expected term (in years)	2.00	1.00
Risk-free rate	0.22%	0.05% - 0.14%

A summary of option activity under the Plans as of June 30, 2013 (unaudited) and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,750,000	$0.34
Granted	750,000	0.25
Exercised	-	-
Forfeited, expired or cancelled	(750,000)	0.48
Outstanding at June 30, 2013	2,750,000	$0.24	3.0	$157,640
Exercisable at June 30, 2013	2,340,000	$0.30	3.0	$157,640

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2012	160,000	$0.48
Granted	750,000	0.25
Vested	(340,000)	0.25
Forfeited, expired or cancelled	(160,000)	0.48
Non-vested at June 30, 2013	410,000	$0.37

A summary of warrant activity as of June 30, 2013 (unaudited) and changes during the period then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,788,333	$1.38
Granted	-	-
Exercised	-	-
Forfeited, cancelled or expired	(1,570,666)	-
Outstanding at June 30, 2013	1,217,667	$1.25	0.3	$-
Exercisable at June 30, 2013	1,217,667	$1.25	0.3	$-

 All warrants vest upon issuance.

Note 9.	Non-controlling Interest

Cumulative results of these activities results in:
	June 30, 2013	December 31, 2012
	(Unaudited)
Common stock for cash	$1,999,501	$1,999,501
Common stock for services	95,215	95,215
Exploration expenses paid for in subsidiary common stock	240,000	240,000
Stock based compensation	1,374,880	1,374,880
Cumulative net (income) loss attributable to non-controlling interest	(45,016)	31,938
Treasury stock	(500,000)	(500,000)
Other	6	6
Total non-controlling interest	$3,164,586	$3,241,540

A summary of activity as of June 30, 2013 and changes during the period then ended is presented below:

Non-controlling interest at December 31, 2012	$3,241,540
Net loss attributable to non-controlling interest	(76,954)
Non-controlling interest at June 30, 2013	$3,164,586

Note 10.	Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2013 (Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of ACM’s net identifiable assets acquired (See Note 11)	$1,596,093	$-	$-	$1,596,093

Liabilities:
None	$-	$-	$-	$-

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Iron Ore Properties financial instrument, net	$600,000	$-	$(200,000)	$800,000

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2013:

Beginning balance	$800,000
Additions	1,596,093
Reductions (conversion of Iron Ore Instrument)	(800,000)
Ending balance	$1,596,093
The amount of total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at reporting date	$-

Note 11.	Re-acquisition of American Copper Mining, S.A. de C.V.

On April 4, 2012 Adit, sold its 99.99% owned subsidiary, ACM to Yamana. ACM’s primary asset is the Picacho group of concessions (the “Property”) located in Sonora, Mexico. The Property does not have any proven reserves.

Yamana had the option to terminate the Agreement within ten business days prior to the first year anniversary date of escrow release for any reason. If the Agreement was terminated, Yamana would be required to return ownership of ACM and the underlying Property to the Company in good standing. If this occurred, the first cash payment would be retained by the Company.

On May 7, 2013, Adit received notice that Yamana was terminating the purchase agreement for the sale of Adit’s subsidiary, ACM. Under the terms of Yamana’s notice to Adit, the termination became effective May 9, 2013. At this time, per the amended agreement, the cancellation resulted in reverting ACM to Adit “as if the sale of ACM never took place”.

The Company has initially calculated the fair value of the assets purchased and liabilities assumed as follows:

Assets:	May 8, 2013
Picacho Groupings	$1,571,093
Improvements (Mine site warehouse)	25,000
Liabilities:
None	-
Fair market value of net identifiable assets acquired	(1,596,093)
Less: Fair value of the consideration transferred for ACM	-
Add: Release of Adit’s tax liability due to the termination of the purchase	(1,900,763)
Value of assigned gain on bargain acquisition of ACM	$(3,496,857)

The Company is finalizing this transaction but did not identify any intangible items which qualify for separate disclosure or accounting apart from goodwill.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through June 30, 2013, Tara Minerals generated revenue of $160,421 and incurred expenses of $658,007 in cost of sales, $7,368,065 in exploration expenses and $30,768,626 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $9,199,375, pertaining to the issuance of stock based compensation and stock bonuses.

RESULTS OF OPERATIONS

Material changes of certain items in Tara Minerals’ Statement of Operations for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, are discussed below.

Three Months Ended	June 30, 2013	June 30, 2012
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	313	715
Operating, general and administrative expenses	997	1,440
Net operating loss	$(1,310)	$(2,155)

For the three months ended June 30, 2013, exploration expenses decreased due to no technical data purchased and offset by preliminary work being performed at the Dixie Mining District, and no work performed at Don Roman; compared to the three months ended June 30, 2012, when the Company focused primarily on the Champinon mining concession, including $430,000 for the purchase of Champinon’s technical data.

Material changes of certain items in Tara Minerals’ operating, general and administrative expenses for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, and are discussed below.

Three Months Ended	June 30, 2013	June 30, 2012
(In thousands of U.S. Dollars)
Investment banking and investor relations expense	$161	$199
Compensation, officer employment contracts and bonuses	224	449
Professional fees	319	372

The decrease in investment banking and investor relations expense for the three months ended June 30, 2013, was due to the Company’s efforts to obtain equity financing during 2013; compared to the three months ended June 30, 2012, when the Company’s  focused on obtaining funds through the sale of American Copper Mining (“ACM”).

The decrease in compensation, officer employment contracts and bonuses was due to the U.S. controller position being outsourced starting in 2012, offset by additional personnel hired during March 2013. Additionally, options vested/awarded decreased for the three months ended June 30, 2013 (valued at $59,645) when compared to the three months ended June 30, 2012 ($244,865).

 Professional fees for the three months ended June 30, 2013, consisted of legal services related to the acquisition of the Dixie Mining District, the settlement agreement reached with Carnegie related to the Champinon mining concession and the re-acquisition of ACM in addition to accounting and auditing services performed in the normal course of business. During the three months ended June 30, 2012, professional services were due to legal and consulting services used in the negotiations of the agreement for the sale of ACM and services used for the Champinon property.

Material changes of certain items in Tara Minerals’ Statement of Operations for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, are discussed below.

Six Months Ended	June 30, 2013	June 30, 2012
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	554	860
Operating, general and administrative expenses	1,788	2,073
Net operating loss	$(2,342)	$(2,933)

For the six months ended June 30, 2013, exploration expenses decreased due to no technical data purchased and offset by limited preliminary work being performed at the Dixie Mining district, and no work performed at Don Roman; compared to the six months ended June 30, 2012, when the Company focused primarily on the Champinon mining concession, including $430,000 for the purchase of Champinon’s technical data.

Material changes of certain items in Tara Minerals’ operating, general and administrative expenses for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, are discussed below.

Six Months Ended	June 30, 2013	June 30, 2012
(In thousands of U.S. Dollars)
Investment banking and investor relations expense	274	242
Compensation, officer employment contracts and bonuses	374	619
Professional fees	557	597

The increase in investment banking and investor relations expense for the six months ended June 30, 2013, was due to the Company’s efforts to obtain equity financing during 2013; compared to the six months ended June 30, 2012, when the Company  focused on obtaining funds through the sale of ACM.

The decrease in compensation, officer employment contracts and bonuses was due to the U.S. controller position being outsourced starting in 2012, offset by additional personnel hired during March 2013. Additionally, options vested/awarded decreased for the six months ended June 30, 2013 (valued at $59,645) when compared to the six months ended June 30, 2012 ($354,564).

Professional fees for the six months ended June 30, 2013, were due to the payment for legal services related to the acquisition of the Dixie Mining District and the settlement agreement reached with Carnegie related to the Champinon mining concession in addition to accounting and auditing services performed in the normal course of business. During the six months ended June 30, 2012, professional services were due to legal and consulting services used in the negotiations of the agreement for the sale of ACM and services used for the Champinon property.

LIQUIDITY AND CAPITAL RESOURCES

The following is an explanation of Tara Minerals’ material sources and (uses) of cash during the six months ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
(In thousands of U.S. Dollars)
Net cash used in operating activities	$(1,938)	$(2,348)
Acquisition of property, plant, equipment, mine development, land and construction in progress	(185)	(148)
Purchase of mining concession including mining deposits	(400)	3
Investment in American Copper Mining	-	(225)
Proceeds from the sale of American Copper Mining	-	7,500
Cash for the sale of common stock	2,050	357
Payments towards notes payable	(15)	(246)
Payments towards notes payable, related party	-	(100)
Iron Ore Property Financial Instrument	-	50
Change in due to/from related parties, net	(838)	(1,107)
Cash, beginning of period	907	366

Tara Minerals anticipates that its capital requirements during the twelve months ending June 30, 2014 will be:

Exploration and Development – Don Roman Groupings	$2,680,000
Exploration and Development - Dixie Mining District, Idaho	6,752,000
Property taxes	89,000
General and administrative expenses	1,007,000
Total	$10,528,000

The capital requirements shown above include capital required by Tara Minerals and subsidiaries.

As of June 30, 2013, Tara Minerals has continued its development of its U.S. based mining district, referred to as the Dixie Mining District of central Idaho, USA. To date, the land package consists of 6,721 acres of both patented and unpatented mining claims. The optioned claims include previously mined veins with historic sampling of the exposed outcrops averaging 14 grams/tonne of gold. Tara's initial focus is to assess the previously unmined veins for their near-term production potential. Tara has completed the process to acquire production related permits and is in the final stages of test work to determine the optimal processing and recovery methods. In addition, Tara has signed an agreement with Rock Solid Investments, an independent mill owner and operator, to process the gold ore recovered from Tara's Ponderosa project. Rock Solid owns a fully operational mill located in Denio, Humboldt County Nevada, capable of processing Tara's ore for the purpose of recovering precious metals and producing saleable concentrates.

Based on early 2013 work in the Dixie Mining District, it was determined that it was advantageous to focus resources on advancing towards production at Dixie, while continuing the preproduction work at the Don Roman district in Mexico. The potential for a shorter path to revenue, in Dixie, strengthens the future potential of both projects.

All work being done in Mexico, to prepare for production, will be done in a 43-101 compliant manner, with a focus on completing a technical report that further defines mineralized structures to establish reserves.  This work will also support the expansion planning for increasing production in 2014.

Tara Minerals will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

As of the date of this filing, the Company is reviewing the Pirita, Tania and Las Viboras Dos properties for continued inclusion as part of the Company’s mining property portfolio.  No payments toward Pirita were made in 2013 or 2012.  The Company may decide to terminate the purchase/lease agreements and return the properties. Tara Minerals is critically reviewing all properties for joint venture, option or sale opportunities.

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

Off-Balance Sheet Arrangements

At June 30, 2013, Tara Minerals had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Financial and Derivative Instruments

The Company periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment.  In the event that the debt or equity treatment is not readily apparent, once a triggering event of any such instruments happens that removes the temporary element the Company appropriately reclassifies the instrument to debt or equity according with the Distinguishing Liabilities from Equity Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), consulted for temporary treatment.

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

All litigation related to the Don Ramon option was settled on March 15, 2013, pursuant to a Settlement Agreement and Release executed by all interested parties. In exchange for Carnegie’s acknowledgement that it has no rights under the Option, American Metal Mining (“AMM”) assigned its Champinon mining rights purchase contract, including all related obligations and acquisition payments, to Plathio Trading Mexico, SA de CV, Carnegie’s Mexican subsidiary, and the Company agreed to issue to Carnegie 500,000 restricted shares of the Company’s common stock, which may not be sold until the earlier of: (i) the Company’s shares reaching a minimum trading price of $1.00 per share; or (ii) two years from the date of the Agreement. Under the transfer agreement for the Champinon property, AMM retains mining and beneficial rights to known silver, zinc, and led vein structure present on the Champinon concession. The Agreement confirms Carnegie’s acknowledgement of the Company’s 100% ownership of the Don Roman property.

Other than the foregoing, Tara Minerals is not involved in any legal proceedings and is not aware of any legal proceedings which are threatened or contemplated.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January and March 2013, the Company sold 3,500,000 shares of common stock subscribed to under a private placement with independent parties for $700,000, or $0.20 per share; shares were issued in June 2013.

In June 2013, the Company issued 4,500,000 shares of the Company’s common stock, valued at $1,350,000, or $0.30 a share for cash to its parent, Tara Gold Resources Inc.

In June 2013, the Company issued 250,000 shares of the Company’s common stock, valued at $70,000, or $0.28 a share for services incurred during the period.

In June 2013, the Company issued 100,000 shares of the Company’s common stock, valued at $29,000, or $0.29 a share for services incurred during the period.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2013, our U.S. exploration property was not in operations. As of June 30, 2013 the Company is in the process of obtaining an identification number from the Federal Mine Safety and Health Administration (“MSHA”), and therefore does not have information to disclose about mine health and safety matters under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certifications – CEO	(1)
31.2	Rule 13a-14(a) Certifications - CFO	(1)
32.1	Section 1350 Certifications	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document	(1)

(1)	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARA MINERALS CORP.

Dated: August 14, 2013	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., Director and
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2013	By:	/s/ Lynda R. Keeton-Cardno, CPA
Lynda R. Keeton-Cardno, CPA
Chief Financial Officer (Principal Financial and Accounting Officer)