Form 10-Q
period 2013-09-30
Tara Minerals Corp.
filed 2013-11-19
CIK 1387054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of November 19, 2013, the Company had 80,132,278 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013 AND FOR
THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND
THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH SEPTEMBER 30, 2013

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash	$102,748	$906,663
Other receivables, net	46,050	259,548
Deferred tax asset, current portion	-	3,323,000
Prepaid assets	122,381	54,020
Assets held for disposal, net	29,262	29,262
Other current asset	29,164	-
Total current assets	329,605	4,572,493

Property, plant, equipment, mine development, land and construction in progress, net	7,445,504	7,500,772
Deferred tax asset, non-current portion	-	2,961,000
Other assets	26,721	51,625
Total assets	$7,801,830	$15,085,890

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$857,274	$2,560,579
Notes payable, current portion	39,277	964,288
Due to related parties, net of due from	1,437,120	771,382
Total current liabilities	2,333,671	4,296,249
Notes payable, non-current portion	31,664	721,531
Total liabilities	2,365,335	5,017,780

Iron Ore Properties financial instrument, net	-	600,000

Stockholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 78,092,278 and 68,752,278 shares	78,092	68,752
Additional paid-in capital	36,144,949	33,577,244
Common stock payable	820,267	50,400
Accumulated deficit during exploration stage	(34,592,113)	(27,282,680)
Accumulated other comprehensive loss	(178,800)	(187,146)
Total Tara Minerals stockholders’ equity	2,272,395	6,226,570
Non-controlling interest	3,164,100	3,241,540
Total stockholders’ equity	5,436,495	9,468,110
Total liabilities and stockholders’ equity	$7,801,830	$15,085,890

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception May 12, 2006 to September 30,
	2013	2012	2013	2012	2013

Mining revenues	$-	$-	$-	$-	$160,421
Cost of revenue	-	-	-	-	658,007
Gross margin	-	-	-	-	(497,586)
Exploration expenses	662,883	344,761	1,217,071	1,204,884	8,030,947
Operating, general and administrative expenses	354,628	752,172	2,142,706	2,825,126	31,123,256
Net operating loss	(1,017,511)	(1,096,933)	(3,359,777)	(4,030,010)	(39,651,789)

Non-operating income (loss):
Interest income	12,590	6,609	38,077	20,629	232,062
Interest expense	(2,413)	(2,762)	(206,292)	(11,577)	(2,290,659)
Loss on debt due to extinguishment and conversion	-	-	-	-	(776,952)
Loss on disposal or sale of assets	-	(8,950)	-	(8,950)	(30,073)
Gain on dissolution of joint venture	-	-	-	-	100,000
Settlement loss, net	(203,000)	-	(1,064,996)	-	(314,996)
(Loss) gain on bargain acquisition of ACM	(6,886)	-	3,489,971	-	3,489,971
Other income	-	1,500	145	1,500	27,419
Total non-operating income (loss)	(199,709)	(3,603)	2,256,905	1,602	436,772
Loss before income taxes	(1,217,220)	(1,100,536)	(1,102,872)	(4,028,408)	(39,215,017)
Income tax (provision) benefit	(1,359,000)	-	(6,284,000)	-	959,000
Loss from continuing operations	(2,576,220)	(1,100,536)	(7,386,872)	(4,028,408)	(38,256,017)
Discontinued operations:
Gain from discontinued operations, net of tax	-	-	-	3,618,402	3,618,402
Net loss	(2,576,220)	(1,00,536)	(7,386,872)	(410,006)	(34,637,615)
Net loss (income) attributable to non-controlling interest	486	1,602	77,440	(507,617)	45,502
Net loss attributable to Tara Minerals’ shareholders	(2,575,734)	(1,098,934)	(7,309,432)	(917,623)	(34,592,113)

Other comprehensive income (loss):
Foreign currency translation income (loss)	6,235	(31,770)	8,346	(18,504)	(178,800)
Total comprehensive loss	$(2,569,499)	$(1,130,704)	$(7,301,086)	$(936,127)	$(34,770,913)

Net loss per share, basic and diluted	$(0.03)	$(0.02)	(0.10)	$(0.01)

Weighted average number of shares, basic and diluted	78,092,278	68,752,278	72,830,813	67,651,533

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	From Inception May 12, 2006 to September 30, 2013
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(7,309,432)	$(917,623)	$(34,592,113)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	230,223	213,429	1,092,922
Allowance for doubtful accounts	35,394	367,270	2,734,830
Stock based compensation and stock bonuses	59,645	354,864	9,199,375
Common stock issued for services and other expenses	187,267	54,000	6,140,401
Settlement loss, net	1,064,996	-	314,996
Non-controlling interest in net (loss) income of consolidated subsidiaries	(77,440)	507,617	(45,502)
Non-controlling interest - stock issued to third parties of subsidiaries	-	-	671,028
Accretion of beneficial conversion feature and debt discount	200,000	-	2,183,575
Exploration expenses paid with parent and subsidiary common stock	-	430,000	4,146,365
Loss on debt due to extinguishment and conversion	-	-	776,952
Accrued interest converted to common stock	-	-	84,438
Deferred tax asset, net	6,284,000	-	(959,000)
Gain from discontinued operations, net of tax	-	(3,618,402)	(3,618,402)
Gain on dissolution of joint venture	-	-	(100,000)
Gain on bargain purchase of ACM	(3,489,971)	-	(3,489,971)
Other	-	19,596	92,371
Changes in current operating assets and liabilities:
Other receivables, net	(48,562)	(324,864)	(1,665,689)
Prepaid expenses	(68,361)	(26,336)	(174,504)
Other assets	(4,583)	(3,567)	(98,124)
Accounts payable and accrued expenses	197,457	(486,386)	914,066
Net cash used in operating activities	(2,739,367)	(3,430,402)	(16,391,986)
Cash flows from investing activities:
Acquisition of property, plant, equipment, land and construction in progress	(217,066)	(551,057)	(3,424,246)
Purchase of mining concession including mining deposits	(649,677)	1,550	(1,719,583)
Proceeds from the sale or disposal of assets	-	-	29,128
Proceeds from the sale of ACM	-	7,500,000	7,500,000
Investment in ACM in 2012	-	(224,521)	(224,521)
Other	-	-	(1,721)
Net cash (used in) provided by investing activities	(866,743)	6,725,972	2,159,057
Cash flows from financing activities:
Cash from the sale of common stock	2,150,000	357,000	12,000,588
Proceeds from notes payable, related party	-	-	150,000
Proceeds from notes payable	-	-	480,000
Payments towards notes payable	(21,889)	(734,910)	(2,078,838)
Payments towards notes payable, related party	-	(100,000)	(100,000)
Payment towards equipment financing	-	(1,247,289)	(201,438)
Change in due to/from related parties, net	665,738		995,520
Payments from joint venture partners	-	-	100,000
Non-controlling interest – cash from the sale of common stock of subsidiaries	-	-	2,368,645
Iron Ore Properties financial instrument	-	50,000	800,000
Net cash provided by (used in) financing activities	2,793,849	(1,675,199)	14,514,477

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	From Inception May 12, 2006 to September 30, 2013

Effect of exchange rate changes on cash	$8,346	$(18,504)	$(178,800)

Net (decrease) increase in cash	(803,915)	1,601,867	102,748
Beginning of period cash balance	906,663	365,587	-
End of period cash balance	102,748	1,967,454	102,748

Supplemental Information:
Interest paid	$6,757	$15,972	$307,819
Income taxes paid	$-	$-	$10,565

Non-cash Investing and Financing Transactions:

Purchase of mining concession paid by debt to related party plus capitalized interest	$-	$-	$1,445,448
Purchase of concession paid with notes payable or mining deposit plus capitalized interest	$-	$2,153,693	$3,400,837
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$-	$348,000	$2,101,293
Beneficial conversion value for convertible debt and financial instruments	$-	$20,000	$1,895,000
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	$800,000	$-	$3,109,438
Purchase of property and equipment through debt and common stock	$29,038	$-	$1,327,089
Issuance of common stock for Tara Gold Payable	$-	$-	$100,000
Reclassification of assets held for disposal, net	$-	$-	$29,262
Receivable reclassified to mining deposit	$-	$1,768	$58,368
Construction in progress or mining deposit reclassified to property, plant and equipment	$112,582	$(175,000)	$112,582
Issuance of common stock payable for services	$50,400	$-	$50,400
Other	$-	$-	$31,768

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

Tara Minerals owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation, and owns 87% of the common stock of Adit Resources Corp. (“Adit”). Adit in turns owns 99.99% of American Copper Mining, S.A. de C.V. (“ACM”) (See Note 11). Tara Minerals’ operations in Mexico are conducted through AMM and ACM since Mexican law provides that only Mexican corporations are allowed to own mining properties.

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

Tara Minerals is a subsidiary of Tara Gold Resources Corp. (“Tara Gold” or “the Company’s Parent”).

The accompanying condensed consolidated financial statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of September 30, 2013 and December 31, 2012, the condensed consolidated results of its operations for the three and nine months ended September 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All amounts are in U.S. dollars unless otherwise indicated. All significant inter-company balances and transactions have been eliminated in consolidation.

The reporting currency of the Company and Adit is the U.S. dollar.  The functional currency of AMM and ACM is the Mexican Peso. As a result, the financial statements of these subsidiaries have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for non-monetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with non-monetary assets and liabilities, and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement gain (loss) is recorded to other comprehensive gain (loss).

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements for AMM and ACM are as follows for the nine months ended September 30, 2013 and 2012.  Mexican pesos per one U.S. dollar:

	September 30, 2013
Current exchange rate	Ps.	13.1450
Weighted average exchange rate for the nine months ended	Ps.	12.6796

	September 30, 2012
Current exchange rate	Ps.	12.8521
Weighted average exchange rate for the nine months ended	Ps.	13.2391

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

	September 30, 2013	December 31, 2012
	(Unaudited)
Allowance – recoverable value-added taxes	$1,618,362	$1,579,129
Allowance – other receivables	317,589	321,428
Total	$1,935,951	$1,900,557

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

Recently Adopted and Recently Issued Accounting Guidance

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which is included in ASC 220, Comprehensive Income. This update improves the reporting of reclassification out of accumulated other comprehensive income. The adoption of this accounting standard update  became effective for the Company’s interim and annual reporting periods beginning January 1, 2013  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Note 2.	Property, plant, equipment, mine development, land and construction in progress, net

	September 30, 2013	December 31, 2012
	(Unaudited)
Land	$19,590	$19,590

Mining concessions:
Pilar (a)	710,172	710,172
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Centenario	635,571	635,571
La Palma	80,000	80,000
La Verde	60,000	60,000
Champinon (b)	-	2,153,693
Dixie Mining District (c)	650,000	-
Picacho Groupings (See Note 11)	1,571,093	-
Mining concessions	4,328,575	4,261,175

Construction in progress	-	269,244
Property, plant and equipment	4,163,745	3,786,947
	8,511,910	8,336,956
Less – accumulated depreciation	(1,066,406)	(836,184)
	$7,445,504	$7,500,772

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

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $739,130 have been discounted using the incremental borrowing rate of 5.01%. As of September 30, 2013, the present value of future payments is as follows:

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

Per the Agreement dated March 15, 2013, the Company retained ownership of 14 hectares of the Champinon mining concession which the Company valued at $203,000. As of September 2013, the Company was notified of a default of the purchase contract by non-performance of Carnegie; the Company concluded that at this time the probability of retaining claim on the 14 hectares of the Champinon mining concession is remote and therefore removed the mining concession from its books and recognized it as an additional loss on the Agreement.

The Company recognized a total loss of $1,064,996 on the Agreement mentioned above.

c.
In May 2013, the Company acquired the Dixie Mining District, located in Idaho, from an independent third party for an effective purchase price of $400,000. The purchase price was paid in full in 2013. In September 2013 the Company exercised its option to acquire 20 additional acres of unpatented mining claims to add to the Dixie Mining District, for an effective purchase price of $250,000. To date, the land package consists of 6,741 acres consisting of both patented and unpatented mining claims.

The independent third party shall receive royalties upon all ores, mineral-bearing rock and other deposits extracted and shipped or milled, treated, and sold from the property in the amount of 3% of the net smelter or mill returns earned from the property prior to December 31, 2014. The royalty agreement provides that the payment of the royalty shall terminate upon the independent third party receiving $558,160. If that amount is not paid as of December 31, 2014, the Company is required to pay the difference. No royalty shall be owed to the independent third party if mining on the property is not economically feasible. As of September 30, 2013, no royalty payments have been paid.

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

The provision for federal and state income taxes for the nine months ended September 30, 2013 includes elements of the Tara Minerals and Adit as one filing entity; and AMM as a separate filing entity.

The September 30, 2013, and since inception income tax benefit, net of tax associated with discontinued operations, is as follows:

	U.S. Companies	Mexico Companies	Total
Current asset (liability) - total	$-	$-	$-
Deferred asset (liability) - total	7,367,000	2,433,000	9,800,000
Valuation allowance	(7,367,000)	(2,433,000)	(9,800,000)
Income tax benefit, since inception	$-	$-	$-

As further discussed in Note 11, the Company sold 100% of its interest in ACM in April 2012 and re-acquired it on May 9, 2013.

A valuation allowance is recorded when it is more likely than not that the deferred tax assets will be realized. The future use of deferred tax assets is dependent on the future taxable profits which arise from taxable temporary timing differences such as:

•	Differences in expensed stock based compensation and stock for investor relation services and corporate officers.
•	The capitalization of foreign mining exploration expenses for U.S. federal income tax purposes.
•	A carry forward of a net operating loss.

At September 30, 2013, total deferred tax assets and deferred tax liabilities are as follows:

	U.S. Companies	Mexico Companies	Total
Deferred tax asset – current	$276,000	$-	$276,000
Deferred tax asset – non-current portion	7,091,000	2,433,000	9,524,000
Total deferred tax asset	7,367,000	2,433,000	9,800,000

Deferred tax liability - current	-	-	-
Deferred tax liability – non current	-	-	-
Total deferred tax liability	-	-	-

Valuation allowance	(7,367,000)	(2,433,000)	(9,800,000)
Net deferred tax asset (liability)	$-	$-	$-

Net operating losses generated in the U.S. may only be used to offset income generated in the U.S.  The U.S. deferred tax asset has been reduced from approximately $6,284,000 to zero due to management’s forecast on the ability to utilize the related deferred tax assets as of 2013 or in 2014.

Net operating losses generated in Mexico may only be used to offset income generated in Mexico. AMM has a net operating loss in Mexico of approximately $1,055,000 with an estimated deferred tax benefit of $317,000. The net operating loss and estimated tax benefit has been added to net operating losses and tax benefits from previous years.

Per the Income Tax topic of the FASB ASC, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset for the Company and all subsidiaries as of September 30, 2013.

Net operating losses expire as follows:

	U.S. Companies	Mexico Companies	Total
December 31, 2029	$-	$-	$-
December 31, 2030	6,810,000	3,722,000	10,532,000
December 31, 2031	2,330,000	1,864,000	4,194,000
December 31, 2032	-	1,468,000	1,468,000
December 31, 2033	-	1,055,000	1,055,000
Total net operating loss	$9,140,000	$8,109,000	$17,249,000

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

Reconciliation of the differences between the statuary tax rate and the effective income tax rate is as follows:

	2013
	Amount	Percentage
Tax at statutory federal rate	$(386,000)	(35.0%)
Temporary differences
Exploration cost - current	9,000	0.8%
Exploration cost – non-current	333,000	30.2%
Stock based compensation	21,000	1.9%
Decrease in deferred tax asset due to net operating losses reduced by profits	(1,377,000)	(124.9%)
Valuation allowance for U.S. Companies	7,367,000	668.0%
Valuation allowance for Mexico	317,000	28.7%
Tax benefit at effective rate	$6,284,000	569.7%

Note 4.	Notes Payable

The following table represents the outstanding balance of notes payable.

	September 30, 2013	December 31, 2012
	(Unaudited)
Mining concession	$-	$1,622,027
Auto loans	70,941	63,792
	70,941	1,685,819
Less – current portion	(39,277))	(964,288)
Total – non-current portion	$31,664	$721,531

During the quarter ended September 30, 2013, Tara Minerals purchased a vehicle to be used in operations for $31,038. Tara Minerals paid $2,000 as a down payment and financed the remainder amount of $29,038 by issuing a note payable. The note carries interest at 3.74% and matures in August 2018. As of September 30, 2013 the outstanding balance on the loan was $28,157.

The five year maturity schedule for notes payable is presented below:

	September 30, 2014	September 30, 2015	September 30, 2016	September 30, 2017	September 30, 2018	Total
Auto Loans	$39,277	$14,536	$5,836	$6,062	$5,230	$70,941

Note 5.	Related Party Transactions

	September 30, 2013	December 31, 2012
	(Unaudited)
Due from related parties	$299,560	$970,300
Due to related parties	(1,736,680)	(1,741,682)
	$(1,437,120)	$(771,382)

All transactions with related parties have occurred in the normal course of operations. Mexico based related party transactions are measured at the foreign exchange amount.

In January 2007, Corporacion Amermin S.A. de C.V. (“Amermin”), a subsidiary of Tara Gold, made arrangements to purchase the Pilar; Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Groupings) and subsequently sold the concessions to AMM. At September 30, 2013, Amermin has paid the original note holder in full and AMM owes Amermin $535,659 for the Pilar mining concession and $211,826 for the Don Roman mining concession.

As of September 30, 2013, Amermin has loaned a total of $989,195 to AMM at 0% interest, due on demand.

As of September 30, 2013, Tara Gold owed the Company a total of $190,148 at 0% interest, due on demand. During the nine months ended September 30, 2013, Tara Gold made a payment in the amount of $995,976 to the Company for amounts previously borrowed.

The following are intercompany transactions that were eliminated during the consolidation of these financial statements:

During 2012, Tara Minerals issued Adit six promissory notes for $4,286,663. During 2013, Tara Minerals issued Adit one promissory note for $610,000. Notes due May 2013 and August 2013 were extended for one year. These notes are unsecured, bear interest at U.S. prime rate plus 3.25% per year and are due and payable between October 2013 (see Note 12) and August 2014. As of September 30, 2013 Tara Minerals owed Adit $5,254,709 in interest and principal.

Note 6.	Iron Ore Properties and Related Financial Instrument

The Company raised $750,000 (2011) and $50,000 (2012), for a total of $800,000 through a financial instrument to fund potential Iron Ore Properties. The financial instrument has no repayment requirement, except if the Iron Ore Properties generate revenue. As the Company’s common stock had not been issued and this is not a debt instrument, the amount raised was treated as a temporary financing instrument until such time as changes that require debt or permanent equity treatment. The beneficial conversion feature of this instrument was determined to be $180,000 (2011) and $20,000 (2012), for a total of $200,000.

In January 2013, Tara Minerals entered into conversion agreements on the above referenced financial instruments of the Iron Ore instruments to convert their instrument to a total of 1,600,000 shares of common stock. In February 2013, the Company issued 300,000 shares of common stock and 1,300,000 additional shares were issued October 2013 (see  Note 7 and 12).

Note 7.	Stockholders’ Equity

In January 2013, Tara Minerals entered into conversion agreements to convert the financial instrument (See Note 6) to a total of 1,600,000 shares of common stock. In February 2013, the Company issued 300,000 shares of the Company’s common stock and 1,300,000 additional shares were issued October 2013 (see  Note 12).

In February 2013, the Company issued 190,000 shares of the Company’s common stock, valued at $68,400, or $0.36 a share for investor relations services over a six month period that commenced on December 2012.

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

In July 2013, the Company entered into investor relations consulting agreements for six month periods and the Company shall issue a total of 190,000 shares, valued at $30,400. The shares were issued in October 2013 (see Note 12).

In September 2013, the Company sold 500,000 shares of the Company’s common stock subscribed to under a private placement with independent parties for $100,000, or $0.20 per share. The shares were issued in October 2013 (see Note 12).

The Company received services valued at $39,867 for services performed during the quarter ended September 30, 2013 to be paid with 160,449 shares. 50,000 shares valued at $13,500 were issued in October 2013 (see Note 12), the rest remain outstanding as of the date of this filing.

Note 8.	Options and Warrants

The Company has the following incentive plans which are registered under a Form S-8:
•      Incentive Stock Option Plan
•      Nonqualified Stock Option Plan
•      Stock Bonus Plan

In May 2011, under its Incentive Stock Option Plan the Company granted two of its officers options for the purchase of 750,000 shares of common stock. In April 2013, the options were cancelled and the Company concurrently granted new Incentive Stock Options to the officers; under this new grant the officers have the option to purchase 750,000 shares of common stock, exercisable at a price of $0.25 per share and vest at various dates until April 2015. The options expire at various dates beginning April 2020. In accordance with the Stock Compensation Topic, FASB ASC 718-20-35, the Company has analyzed the cancellation of the award accompanied by the concurrent grant of a replacement award and determined that there was no further incremental compensation cost. The options that vested during the nine months ended September 30, 2013 associated with this transaction were valued at $59,645.

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

	September 30, 2013	December 31, 2012
Expected volatility	218.84%	104.82% - 131.10%
Weighted-average volatility	0%	117.96%
Expected dividends	0	0
Expected term (in years)	2.00	1.00
Risk-free rate	0.22%	0.05% - 0.14%

A summary of option activity under the Plans as of September 30, 2013 (unaudited) and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,750,000	$0.34
Granted	750,000	0.25
Exercised	-	-
Forfeited, expired or cancelled	(750,000)	0.48
Outstanding at September 30, 2013	2,750,000	$0.24	3.0	$273,000
Exercisable at September 30, 2013	2,340,000	$0.30	3.0	$273,000

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2012	160,000	$0.48
Granted	750,000	0.25
Vested	(340,000)	0.25
Forfeited, expired or cancelled	(160,000)	0.48
Non-vested at September 30, 2013	410,000	$0.25

A summary of warrant activity as of September 30, 2013 (unaudited) and changes during the period then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,788,333	$1.38
Granted	-	-
Exercised	-	-
Forfeited, cancelled or expired	(2,788,333)	(1.38)
Outstanding at September 30, 2013	-	$-	0.0	$-
Exercisable at September 30, 2013	-	$-	0.0	$-

 All warrants vest upon issuance.

Note 9.	Non-controlling Interest

Cumulative results of these activities results in:

	September 30, 2013	December 31, 2012
	(Unaudited)
Common stock for cash	$1,999,501	$1,999,501
Common stock for services	95,215	95,215
Exploration expenses paid for in subsidiary common stock	240,000	240,000
Stock based compensation	1,374,880	1,374,880
Cumulative net income (loss) attributable to non-controlling interest	(45,502)	31,938
Treasury stock	(500,000)	(500,000)
Other	6	6
Total non-controlling interest	$3,164,100	$3,241,540

A summary of activity as of September 30, 2013 and changes during the period then ended is presented below:

Non-controlling interest at December 31, 2012	$3,241,540
Net loss attributable to non-controlling interest	(77,440)
Non-controlling interest at September 30, 2013	$3,164,100

Note 10.	Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at September 30, 2013 (Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of ACM’s net identifiable assets acquired (See Note 11)	$1,589,208	$-	$-	$1,589,208

Liabilities:
None	$-	$-	$-	$-

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Iron Ore Properties financial instrument, net	$600,000	$-	$(200,000)	$800,000

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2013:

Beginning balance	$800,000
Additions	1,596,095
Reductions (conversion of Iron Ore Instrument)	(806,885)
Ending balance	$1,589,208
The amount of total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at reporting date	$-

Note 11.	Re-acquisition of American Copper Mining, S.A. de C.V.

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

The Company has initially calculated the fair value of the assets purchased and liabilities assumed as follows:

Assets:	May 8, 2013
Picacho Groupings	$1,571,093
Improvements (Mine site warehouse)	18,115
Liabilities:
None	-
Fair market value of net identifiable assets acquired	1,589,208
Less: Fair value of the consideration transferred for ACM	-
Add: Release of Adit’s tax liability due to the termination of the purchase	1,900,763
Value of assigned gain on bargain acquisition of ACM	$3,489,971

The Company is finalizing this transaction but did not identify any intangible items which qualify for separate disclosure or accounting apart from goodwill.

Note 12.	Subsequent Events

a)	In October 2013, Tara Gold loaned the Company $120,000 at 0% interest, due on demand.

b)
In October 2013, the Company issued 190,000 shares of the Company’s common stock, valued at $30,400, or $0.16 a share for investor relations services over a six month period that commenced on July 2013.

In October 2013, the Company issued the remaining 1,300,000 shares in relation to the conversion agreements to convert the financial instrument entered into in January 2013 (See Note 6).

In October 2013, the Company issued 500,000 shares of the Company’s common stock subscribed to under a private placement with an independent party in September 2013 for $100,000, or $0.20 per share.

In October 2013, the Company issued 50,000 shares of the Company’s common stock, valued at $13,500, or $0.27 a share for services incurred in September 2013.

c)
In October 2013, three promissory notes for $775,000 plus interest due, in October 2013 between Adit and the Company were extended one year, bearing interest at U.S. prime rate plus 3.25% per year (see Note 5). This is an intercompany transaction that eliminates during the consolidation of financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through September 30, 2013, Tara Minerals generated revenue of $160,421 and incurred expenses of $658,007 in cost of sales, $8,030,947 in exploration expenses and $31,123,256 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $9,199,375, pertaining to the issuance of stock based compensation and stock bonuses.

RESULTS OF OPERATIONS

Material changes of certain items in Tara Minerals’ Statement of Operations for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, are discussed below.

Three Months Ended	September 30, 2013	September 30, 2012
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	663	345
Operating, general and administrative expenses	355	752
Net operating loss	$(1,018)	$(1,097)

For the three months ended September 30, 2013, exploration expenses increased due to work performed at the Dixie Mining District, and no work performed at Don Roman; compared to the three months ended September 30, 2012, when the Company focused primarily on the Champinon mining concession. Additionally, expenses for the Dixie Mining District were the highest in the three months ended September 30, 2013 due to the Company’s exploitation schedule, whereas the majority of exploration at the Champinon mining concession in 2012 occurred earlier in the year. In both periods exploration expenses included expenses for preproduction activities, geology consulting, assaying, field supplies and other mine expenses.

Material changes of certain items in Tara Minerals’ operating, general and administrative expenses for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, and are discussed below.

Three Months Ended	September 30, 2013	September 30, 2012
(In thousands of U.S. Dollars)
Bad debt expense	$52	$157
Professional fees	(64)	135

Generally, operating, general and administrative expenses were the same in the three months ended September 30, 2013 compared to September 30, 2012 as the Company focused on exploration in the Dixie Mining District.

Our allowance in association with our receivables from IVA from our Mexico subsidiaries is based on our determination that the Mexican government may not allow the complete refund of these taxes. Bad debt decreased for the three months ended September 30, 2013, when compared to the three months ended September 30, 2012 due to a lower volume of transactions that generate IVA receivables due to the cash resources and focus of the Company being directed to the Dixie Mining District in the U.S. compared to the focus on Champinon in Mexico in 2012.

Professional fees for the three months ended September 30, 2013, consisted of legal services related to the acquisition of additional acres to be added to the Dixie Mining District in addition to accounting and auditing services performed in the normal course of business, also, during this period the Company reclassified certain legal expenses for unpatented mining claims to exploration expenses. During the three months ended September 30, 2012, professional services were due to legal and consulting services used in the negotiations of the agreement for the sale of ACM and services used for the Champinon property.

Material changes of certain items in Tara Minerals’ Statement of Operations for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, are discussed below.

Nine Months Ended	September 30, 2013	September 30, 2012
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	1,217	1,205
Operating, general and administrative expenses	2,143	2,825
Net operating loss	$(3,360)	$(4,030)

For the nine months ended September 30, 2013, exploration expenses increased slightly due to work performed at the Dixie Mining District, and no work performed at Don Roman; compared to the nine months ended September 30, 2012, when the Company focused primarily on the Champinon mining concession, including $680,000 for the purchase of Champinon’s technical data ($430,000 paid with stock and $250,000 with cash). In both periods exploration expenses included expenses for preproduction activities, geology consulting, assaying, field supplies other mine expenses and two full time engineers.

Material changes of certain items in Tara Minerals’ operating, general and administrative expenses for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, are discussed below.

Nine Months Ended	September 30, 2013	September 30, 2012
Bad debt expense	$161	$292
Investment banking and investor relations expense	317	266
Compensation, officer employment contracts and bonuses	518	776
Professional fees	494	732

Our allowance in association with our receivables from IVA from our Mexico subsidiaries is based on our determination that the Mexican government may not allow the complete refund of these taxes. Bad debt decreased for the nine months ended September 30, 2013, when compared to the nine months ended September 30, 2012 due to a lower volume of  transactions that generate IVA receivables due to the cash resources and focus of the Company being directed to the Dixie Mining District in the U.S. during 2013 compared to the focus on Champinon in Mexico in 2012.

The increase in investment banking and investor relations expense for the nine months ended September 30, 2013, was due to the Company’s efforts to obtain equity financing during 2013; compared to the nine months ended September 30, 2012, when the Company  focused on obtaining funds through the sale of ACM.

The decrease in compensation, officer employment contracts and bonuses was due to the U.S. controller position being outsourced starting in 2012, offset by additional personnel hired during March 2013. Additionally, options vested/awarded decreased for the nine months ended September 30, 2013 (valued at $59,645) when compared to the nine months ended September 30, 2012 ($244,865).

Professional fees for the nine months ended September 30, 2013, were due to the payment for legal services related to the acquisition of the Dixie Mining District, the acquisition of additional acres to be added to the Dixie Mining District and the settlement agreement reached with Carnegie related to the Champinon mining concession in addition to accounting and auditing services performed in the normal course of business. During the nine months ended September 30, 2012, professional services were due to legal and consulting services used in the negotiations of the agreement for the sale of ACM and services used for the Champinon property.

LIQUIDITY AND CAPITAL RESOURCES

The following is an explanation of Tara Minerals’ material sources and (uses) of cash during the nine months ended September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012

Net cash used in operating activities	$(2,739)	$(3,430)
Acquisition of property, plant, equipment, mine development, land and construction in progress	(217)	(551)
Purchase of mining concession including mining deposits	(650)	2
Investment in American Copper Mining	-	(225)
Proceeds from the sale of American Copper Mining	-	7,500
Cash for the sale of common stock	2,150	357
Payments towards notes payable	(22)	(735)
Payments towards notes payable, related party	-	(100)
Iron Ore Property Financial Instrument	-	50
Change in due to/from related parties, net	(666)	(1,247)
Cash, beginning of period	907	366

Tara Minerals anticipates that its capital requirements during the twelve months ending September 30, 2014 will be:

Exploration and Development – Don Roman Groupings	$3,557,000
Exploration and Development - Dixie Mining District, Idaho	260,000
Property taxes	110,000
General and administrative expenses	1,066,000
Total	$4,993,000

The capital requirements shown above include capital required by Tara Minerals and subsidiaries.

As of September 30, 2013, Tara Minerals expanded its holdings  in its U.S. based mining district, referred to as the Dixie Mining District, by executing its option to purchase the Ontario Mine . To date, the land package consists of 6,741 acres of both patented and unpatented mining claims. The optioned claims include previously mined veins with a historic sampling of the exposed outcrops averaging 14 grams/tonne of gold.

Tara Minerals has completed bulk sampling for 2013 at the Dixie Mining District, and will be reviewing and using the incoming data to update its plans for the district. The data will include the final results of the milling and the total yield of the bulk sample. In addition, ongoing preproduction planning for the Don Roman District in Mexico has resulted in the identification of additional potential start-up mill feed, material for processing, being identified.

As the Dixie project is being winterized (shutting down for winter due to snow), operational management is also preparing for the advancement of the Don Roman Project. The production plans for Don Roman are being updated according to the most recent surface discoveries, and some mill reconditioning has commenced.

Tara Minerals will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

As of the date of this filing, the Company is reviewing the Pirita, Tania and Las Viboras Dos properties for continued inclusion as part of the Company’s mining property portfolio.  No payments toward Pirita were made in 2013 or 2012.  The Company may decide to terminate the purchase/lease agreements and return the properties. Tara Minerals is currently reviewing all properties for joint venture, option or sale opportunities.

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

Off-Balance Sheet Arrangements

At September 30, 2013, Tara Minerals had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2013, the Company issued 190,000 shares of the Company’s common stock, valued at $30,400, or $0.16 a share for investor relations services over a six month period that commenced on July 2013.

In October 2013, the Company issued the remaining 1,300,000 shares in relation to the conversion agreements to convert the financial instrument entered into in January 2013 (See Note 6).

In October 2013, the Company issued 500,000 shares of the Company’s common stock subscribed to under a private placement with an independent party in September 2013 for $100,000, or $0.20 per share.

In October 2013, the Company issued 50,000 shares of the Company’s common stock, valued at $13,500, or $0.27 a share for services incurred in September 2013.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act has been included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certifications – CEO	(1)
31.2	Rule 13a-14(a) Certifications - CFO	(1)
32.1	Section 1350 Certifications	(1)
95.1	Mine Safety Disclosures	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document	(1)

(1)	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARA MINERALS CORP.

Dated: November 19, 2013	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., Director and
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2013	By:	/s/ Lynda R. Keeton-Cardno, CPA
Lynda R. Keeton-Cardno, CPA
Chief Financial Officer (Principal Financial and Accounting Officer)