Form 10-K
period 2013-12-31
Tara Minerals Corp.
filed 2014-04-14
CIK 1387054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2013, was approximately $6,625,858.

As of April 14, 2014, the Company had 81,082,278 issued and outstanding shares of common stock.

Documents incorporated by reference:      None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include but are not limited to, statements concerning our business strategy, plans and objectives, projected revenues, expenses, gross profit, income, and mix of revenue. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements.

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

Tara Gold Resources Corp. (“Tara Gold”), which is also engaged in the exploration and development of mining properties in Mexico, owns approximately 50% of Tara Minerals’ common stock.  In 2005, Tara Gold became involved in the exploration of gold and silver mining properties.

In 2006 Tara Gold, formed Tara Minerals when it determined that some investors, prefer lead, zinc and silver projects, rather than gold and silver projects, and that capital may be easier to obtain by separating gold properties from industrial metal properties. Although this was Tara Gold’s intention when it formed Tara Minerals, Tara Minerals nevertheless has interests in properties which may be productive of gold or silver.  Tara Minerals formed Adit Resources Corp. (“Adit”) in 2009 to hold the Picacho Groupings and to finance the exploration and development of the Picacho Groupings solely from the sale of Adit’s securities. Adit in turns owns 99.99% of American Copper Mining, S.A. de C.V. (“ACM”) (See Note 13). Tara Minerals owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation and 87% of the common stock of Adit. Tara Minerals’ operations in Mexico are conducted through AMM and ACM, since Mexican law provides that only Mexican corporations are allowed to own mining properties.

Unless otherwise indicated, all references to “Tara Minerals” or the “Company” include the properties and operations of Adit and their respective subsidiaries.

In the event of any conflicts of interest between Tara Gold and Tara Minerals, Tara Minerals will have the first opportunity to acquire and develop properties which may be productive of gold and silver. With this process, Tara Gold will be able to share in any mining properties which Tara Minerals successfully develops.

On May 25, 2011, Tara Gold commenced distributing its shares of Tara Minerals to its shareholders by distributing one share of Tara Minerals for every 20 outstanding shares of Tara Gold. Tara Gold plans to make additional distributions until all Tara Minerals shares held by Tara Gold have been distributed to Tara Gold’s shareholders.

After Tara Gold has distributed all of its Tara Minerals shares, Tara Gold will not have any interest in the properties owned by Tara Minerals.

Both Tara Gold and Tara Minerals may continue their efforts to develop mining properties that are thought to contain commercial quantities of gold, silver and other minerals. There is no assurance that any of Tara Minerals’ remaining properties will be capable of producing precious or industrial metals in commercial quantity.

For the most part, the officers and directors of Tara Minerals, Tara Gold, and Adit are the same, and will remain the same following the distribution of all the shares of Tara Minerals held by Tara Gold.

Below is a chart which illustrates the Company’s mining properties as of April 14, 2014.

No properties were joint ventured as of April 14, 2014.

After acquiring a property and selecting a possible exploration area through its own efforts or with others, the Company will typically compile reports, past production records and geologic surveys concerning the area.  The Company will then undertake a field exploration program to determine whether the area merits further work.  Initial field exploration on a property normally consists of geologic mapping and geochemical and/or geophysical surveys, together with selected sampling to identify environments that may contain specific mineral occurrences.  If an area shows promise, geologic drilling programs may be undertaken to further define the existence of any economic mineralization.  If such mineralization is identified, further work may be undertaken to estimate ore reserves, evaluate the feasibility for the development of the mining project, obtain permits for commercial development, and, if the project appears to be economically viable, proceed to place the mineral deposit into commercial production.

In connection with the acquisition of a property, the Company may conduct limited reviews of title and related matters and obtain representations regarding ownership.  Although the Company plans to conduct reasonable investigations (in accordance with standard mining practice) of the validity of ownership, it may be unable to acquire good and marketable title to its properties.

The proposed exploration program for the Company’s properties will typically consist of rock-chip sampling, soil geochemistry, geological mapping, a geophysical survey, trenching, drilling, and resource calculation.  The exploration program will take place in phases, with some phases occurring simultaneously.  Rock chip and soil geochemistry may be initiated first to test and define the mineralization. This may be followed up with a CSAMT (Controlled-Source Audio-Frequency Magneto Telluric) (or other appropriate geophysical methods) to test the extent and depth of sulfide mineralization which could host copper, lead or zinc.  The CSAMT is an industry standard geophysical technique that has been used successfully to identify carbonate deposits in Mexico and other locations.

Upon completion of the exploration program, and if results are positive, a drilling program may begin.  Split samples (i.e. samples cut in half) from logged cores will be sent for assay at the Company’s laboratory or at laboratories operated by third parties.  Remaining cores will be saved for third party independent confirmation. Prospect samples will be assayed by the Company at its laboratory with occasional splits sent to third party labs for verification. Samples for mine production will be taken according to the standard methodology generally accepted for either drill cuttings or channel sampling.  Samples for mine production will be assayed internally at the Company’s laboratory, with duplicate assaying of every twentieth sample.  Splits of every twentieth sample will be sent to an outside laboratory for confirmation. After drilling results have been evaluated, a mineral resource calculation will be made.

The capital required for the exploration and development of mining properties is substantial.  The Company plans to finance its future operations through joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of the Company’s interest in a certain property in exchange for the expenditure of a specified amount), the sale of the Company’s properties, the Company’s operations debt instruments which may or may not be convertible to Tara Minerals or its subsidiaries’ common stock, and by the sale of Tara Minerals and its subsidiaries’ common stock.  If the capital required to develop its properties is not available, the Company may attempt to sell one or more of its properties.

The exploration and development of properties joint ventured with third parties may be managed by one of the joint venture participants which would be designated as the operator.  The operator of a mining property generally provides all labor, equipment, supplies and management on a cost plus fee basis and generally must perform specific tasks over a specified time period. Separate fees may be charged to the joint venture by the operator and, once certain conditions are met, the joint venture participant is typically required to pay the costs in proportion to its interests in the property.

Mines have limited lives, an inherent risk in the mining business.  Although the Company plans to acquire other mining properties, there is a limited supply of desirable mineral lands available in Mexico and the United States (“U.S.”) where the Company would consider conducting exploration and/or production activities.  In addition, the Company faces strong competition for new properties from other mining companies, many of which have greater financial resources. Further, the Company may be unable to acquire attractive new mining properties on terms that are considered acceptable.

The Company’s operations have not been affected by the escalating conflicts in Mexico involving drug cartels.

As of April 14, 2014, the Company had interests in the mining properties listed below, which are located in both Mexico and the U.S. The Company’s interests in the properties are generally in the form of mining concessions or patented or unpatented mining claims granted by the respective governments.  Although Mexican mining concessions are similar in some respects to unpatented mining claims in the U.S., there are differences.  See “Mexican Mining Laws and Regulations” below for information regarding Mexican mining concessions.

Although the Company believes that each of its properties has deposits of silver, gold, copper, lead, zinc, or iron, the properties are in the exploration stage, do not have any proven reserves, and may never produce any of these metals in commercial quantities.

Tara Minerals’ most significant mining properties are the Don Roman Groupings, The Picacho Groupings and the Dixie Mining District Groupings, described further below. The other properties described below are not considered significant since the Company did not, as of April 14, 2014, have any plans to develop those properties.

In Mexico, land size is denominated in hectares and weight is denominated in tonnes.  One hectare is equal to approximately 2.47 acres and one tonne is equal to 2,200 pounds.

With the exception of the Don Roman Groupings, as of April 14, 2014, no plants or other facilities were located on any of the properties.

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

The Don Roman Groupings are located in the northern part of the La Reforma mining district of northeastern Sinaloa State, Mexico.  The predominant rocks in the area are Upper Jurassic-Lower Cretaceous carbonate (limestone) rocks and Tertiary granitic intrusives.  The La Reforma mining district has been mined for more than 300 years, with substantial amounts of precious and base metals produced from numerous mines. In the opinion of the Company, the district has never been properly explored using present day, industry standard, exploration methods, including geochemistry, geophysics, and geology. The Company feels that this area may potentially host base metals that were never discovered or exploited due in part to market conditions, lack of technology, and lack of funding.

The Company’s justification for acquiring the Don Roman concessions based upon the types and occurrence of deposits that form around a typical “Porphyry Copper Deposit System.”  The many large and small, high-grade poly-metallic veins in the district, which surround the known low-grade porphyry copper center, are typical of this type of system.  These types of veins have been mined successfully in many other districts in the U.S. and Mexico.  The percentage of poly-metallics, meaning zinc, lead, copper and iron, is buoyed by the presence of substantial silver and gold as subordinate metals in these veins.  One of the veins obtained has been mined for 20 years.  Several others have been mined off and on for many years.  One of the veins, El Refugio, was first mined over 400 years ago and has seen mining as recently as 5 years ago.

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

The temporary permits previously help expired in the third quarter 2013.  Without permits, the Company is allowed to perform the following:
•	Road maintenance/refurbishment of existing roads only
•	Living quarter construction/maintenance
•	Surveying
•	Surface Sampling
•	Old workings exploration/identification and sampling
•	Mapping
•	Plant maintenance and refurbishment
•	Use of 900kva electricity for plant testing during maintenance and refurbishment
•	Fencing, limiting identifying surface areas and general protection for all working and old working areas (safety)
•	Locating and drilling of water well

Two circuits capable of producing a minimum of 200 tonnes per day are operational, with a third circuit that can be completed when production makes it necessary. An additional regrind circuit can also be implemented at the appropriate time.  The plant, when all circuits are operational, is capable of processing approximately 400 tonnes per day.

In 2010, the Company began production at the Don Roman plant and extracted lead, zinc, and silver material from its mine and stockpiled it for future processing at the plant. During production in 2010, 181 tons of concentrate were produced and sold.  In the fourth quarter of 2010, the plant activity ceased.

As of December 31, 2013, $7,703,000 has been spent on the mapping, sampling, trenching, plant facilities, processing equipment, and related mining equipment on the Don Roman property.

Exploration of the veins in the concessions will be multi-phased.  The first phase will consist of drilling approximately 10 diamond core holes in the El Rosario vein system to accurately determine the total length, width and depth of the veins.  This phase will further define the mineralized structure, which will then allow the concentration plant to be restarted. The work will be completed under the direction of Steve Eady, the Company’s Chief Geologist.

Additional exploration phases will be conducted after the start of mining and will be paid with revenue generated by concentrate produced from the Don Roman plant.

To maintain the Company’s rights to the Don Roman mining concessions, the Company must:
•	make concession tax payment of approximately $48,200 payable in two installments due January and July of each year;
•	file yearly Statistical and Technical reports no later than January 31st of each year; and
•	file yearly Production/Works Reports no later than May 31st of each year

Pirita Prospect

The Company acquired the Pirita Prospect in June 2009 for an effective purchase price of $250,000, plus value-added tax of $30,000.

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

As of April 14, 2014, the Company has not spent any money on exploring this property.  Historical exploration was performed by other third parties prior to the Company’s acquisition of this property.

As of April 14, 2014, the Company was in negotiations to amend its agreements relating to the Pirita Prospect which may include the termination of the acquisition agreement and the return of the property, or other disposal.  Per the acquisition agreement, the Company can only return the property if it is in good standing, which requires that all taxes must be paid and the property must be clear of any liabilities.  As of April 14, 2014, the Company had not paid the property taxes associated with this prospect and considers this prospect an asset held for disposal.

Dixie Mining District Groupings

During 2013, the Company acquired the Black Diamond and Ontario prospects in the Dixie Mining District from an unrelated third party for $650,000. Management internally calls this the Ponderosa Project in the Dixie Mining District.  The Dixie Mining District is located in the state of Idaho in the U.S. The purchase price was paid in full in 2013. The land package consists of 6,741 acres consisting of both patented and unpatented mining claims.

The former owner of the prospects is entitled to receive royalties upon all ore, mineral-bearing rock and other deposits extracted and shipped or milled, treated, and sold from the property in the amount of 3% of the net smelter or mill returns earned from the property prior to December 31, 2014. The royalty agreement provides that the payment of the royalty will terminate upon the independent third party receiving $558,160. If the former owner has not received that amount in royalty payments as of December 31, 2014, the Company is required to pay the difference, if any, between the $558,160 and the amount of royalties received from the Company. No royalty is owed to the former owner if mining on the property is not yet economically feasible.  As of April 14, 2014 based on the amount of exploration conducted it is not yet economically feasible and no royalty payments have been paid.

The prospects are part of the Dixie Mining district which is in the east-central portion of a northeast trending gold mineralized belt in Idaho. The belt, which, is approximately 35 miles wide by 50 miles long is known as the Orogrande Shear Zone and has been mined since the 1860’s.  The district is well known for its placer mines as well as its lode gold quartz veins. The district is accessible by paved road to within 4 miles of the town of Dixie, Idaho.  The last miles are on maintained dirt road, which is drivable with 2WD truck to both claim groups.  See map above.

  In general the area is underlain by metamorphic rocks, probably of pre-Cambrian Belt series, that have been intruded by granitic rocks of the Idaho batholith, which is probably of Cretaceous age. The batholithic rocks are predominately granodiorite and quartz monzonite. The Belt series rocks are quartzite, gneiss, augen gneiss and schists which in places include hornblendite sills.

There are numerous northwest-southeast trending quartz veins in the district.  These occur in tension fractures, as small lightly sheared fractures or as short lenses echeloned along wide zones of fracturing and shearing.  Also present are low-grade, but potentially commercial disseminated deposits along the edges of the Orogrande shear zone.  The lode vein deposits are characteristically made up of quartz gangue, locally with pyrite, galena, sphalerite, tetrahedrite, stibnite, chalcopyrite and gold.  Much of the gold is free, especially in the oxidized zones of the veins near the surface.

During the summer of 2013, the veins at both Black Diamond and Ontario were exposed with surface trenching and 930 tons were removed and shipped to a custom mill in Wallace, Idaho for metallurgical testing.  Both properties were prepared for future exploration and definition drilling programs and substantial reclamation was completed.  An office trailer and equipment storage facilities were placed on site at the Ponderosa prospect.  Electrical power is available at the Ponderosa site from the public utility and water is available from a well on site.  For further exploration of the Ontario property, a well will be drilled and electricity provided by a generator.

As of December 31, 2013, the Company has spent $1,411,000 on exploring this grouping.  Historical exploration was performed by other third parties prior to the Company’s acquisition of this grouping. At this time neither of the prospects has proven reserves.

To maintain its unpatented mining claims in good standing, the Company must file with the Bureau of Land Management an annual maintenance fee (of approximately $34,860 for 2014 for all claims within the claim group), a maintenance fee waiver certification, or proof of labor or affidavit of assessment work.

Tania Iron Ore Project

The Company leased the Tania Iron Ore Project in May 2011 in exchange for royalty payments based on production of iron ore.

The Company has the right to remove 6 million tonnes of iron ore concentrate from the property, with renewal rights extending through the life of the property. Tara Minerals had agreed to pay $6 per tonne for the first 500,000 tonnes removed from the property and $7 per tonne thereafter. As of December 31, 2013, the Company has paid $100,000 against future royalty payments.

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

As of December 31, 2013, approximately $169,000 had been spent on road access construction, mapping, sampling, and trenching.

As of April 14, 2014, the Company is in the process of terminating this lease.

Las Viboras Dos Iron Ore Project

The Company acquired the Las Viboras Dos Iron Ore Project in July 2011 for an effective purchase price of $188,094, plus value-added tax of $30,095.

This property, comprised of 147.9201 hectares, is located near the town of La Huerta, state of Jalisco, Mexico. It is accessible by a 50 kilometer paved highway from Manzanillo towards La Huerta.

As of April 14, 2014, Tara Minerals has not spent any money exploring this property.  Historical exploration was performed by other third parties prior to Tara Minerals’ acquisition of this property.

As of April 14, 2014, the Company is in the process of terminating the acquisition agreement and the return of the property, or other disposal.  As of April 14, 2014, the Company considers this prospect an asset held for disposal.

Property owned by Adit Resources

Picacho Groupings

On April 4, 2012 the Company sold 99.99% owned subsidiary, ACM to Yamana Mexico Holdings B.V. (“Yamana”). ACM’s primary asset is the Picacho Groupings. The Picacho Groupings consist of the Picacho and Picacho Fractions prospects. The Property does not have any proven reserves.

As consideration for the sale of ACM, Yamana paid $7.5 million, minus approximately $780,000 (the amount required to pay the Mexican government to release its tax lien on the Property). In addition, Yamana surrendered 500,000 Adit’s common shares, and warrants to purchase an additional 250,000 Adit’s common shares, upon the execution of the sale agreement.

Yamana had the option to terminate the Agreement within ten business days prior to May 7, 2013 for any reason. If the Agreement was terminated, Yamana would be required to return ownership of ACM and the underlying property to the Company in good standing. If this occurred, the first cash payment made by Yamana would be retained by the Company.

On May 7, 2013, the Company received notice that Yamana was terminating the purchase agreement.

The Company calculated the fair value of the assets purchased and liabilities assumed as follows:

Assets:	May 8, 2013
Picacho Groupings	$1,571,093
Improvements (Mine site warehouse)	18,115
Liabilities:
None	-
Fair market value of net identifiable assets acquired	1,589,208
Less: Fair value of the consideration transferred for ACM	-
Add: Release of Adit’s tax liability due to the termination of the purchase	1,900,763
Value of assigned gain on bargain acquisition of ACM	$3,489,971

As of December 31, 2013, the Company has spent $1,392,000 exploring this property.  Historical exploration was performed by other third parties prior to the Company’s acquisition of this property.

To maintain the Company’s rights to the Picacho mining concessions, the Company must:

•	make concession tax payment of approximately $69,200 payable in two installments due January and July of each year;
•	file yearly Statistical and Technical reports no later than January 31st of each year; and
•	file yearly Production/Works Reports no later than May 31st of each year

U.S. Mining Laws and Regulations

In the U.S., unpatented mining claims on - unappropriated federal land may be acquired pursuant to procedures established by the Mining Law of 1872 and other federal and state laws.  These acts generally provide that a citizen of the U.S. (including a corporation) may acquire a possessory right to develop and mine valuable mineral deposits discovered upon appropriate federal lands, provided that such lands have not been withdrawn from mineral location, e.g., national parks, military reservations and lands designated as part of the National Wilderness Preservation System.  The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions.  These uncertainties relate to such non-record facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record.  Prior to discovery of a locatable mineral thereon, a mining claim may be open to location by others unless the owner is in possession of the claim.

To maintain its unpatented mining claims in good standing, the Company must file with the Bureau of Land Management (“BLM”) an annual maintenance fee ($140 for each claim, which may change year to year), a maintenance fee waiver certification, or proof of labor or affidavit of assessment work, all in accordance with the laws at the time of filing which may periodically change.

The domestic exploration programs conducted by Tara Minerals will be subject to federal, state and local environmental regulations.  The U.S. Forest Service and the BLM extensively regulate mining operations conducted on public lands.  Most operations involving the exploration for minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state, and local governmental authorities as well as the rights of adjoining property owners.  Tara Minerals may be required to prepare and present to federal, state, or local authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment.  All requirements imposed by any such authorities may be costly and time-consuming, and may delay commencement or continuation of exploration or production operations.

Future legislation and regulations are expected to continue to emphasize the protection of the environment, and, as a consequence, the activities of the Company may be more closely regulated to further the cause of environmental protection.  Such legislation and regulations, as well as future interpretation of existing laws, may require substantial increases in capital and operating costs to the Company and may result in delays, interruptions, or a termination of operations, the extent of which cannot be predicted.

Mining operations in the U.S. are subject to inspection and regulation by the Mine Safety and Health Administration of the Department of Labor (MSHA) under provisions of the Federal Mine Safety and Health Act of 1977.

The Company’s operations will also be subject to regulations under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), which regulates and establishes liability for the release of hazardous substances, and the Endangered Species Act (ESA), which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. The Company may incur expenditures for land reclamation pursuant to federal and state land restoration laws and regulations.  Under certain circumstances, the Company may be required to close an operation until a particular problem is remedied or to undertake other remedial actions.

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

To maintain its mining concessions in good standing, the holder of a mining concession must also:

•	Make semi-annual concession payments in January and July of each year;

•	File annual Statistical and Technical reports no later than January 31st of each year which must include the following:
▪
Concession name title, surface area, general identification of modifications to the concession. If purchased in the year previous, contract information and whom acquired from, if the contract is still being paid, general terms of contract. If new minerals/metals have been found other than the ones in prior submissions.

•	File annual Production/Works Reports no later than May 31st of each year which must include the following:
▪
Concession name, title surface area, identification of modifications to the concessions, abandonment, reduction whether in exploration or exploitation, tonnes produced, processed and what mineral/metal, whether it was smelted on location or where it was shipped to nationally for processing. Accounting information is used as support for the reports.

The exploration concessions in Mexico are valid for the period of 50 years from the date of issue.  After 50 years, applications can be filed to continue the concession right for another 50 years.  The concession rights to the Company’s Mexican properties expire between February 2047 and November 2061.

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

As of April 14, 2014 Tara Minerals had 8 employees; and American Metal Mining had 2 employees.

Tara Minerals’ website is www.taraminerals.com

Item 1A.  Risk Factors.

Not applicable.

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

On November 10, 2011, Tara Minerals filed a complaint in Clark County, Nevada against Carnegie seeking a declaration that Carnegie failed to properly exercise its option to acquire an interest in the iron ore properties. Carnegie was required to respond to the complaint on or before March 21, 2012.

On December 9, 2011, Carnegie and a purported affiliate, Carnegie Operations, LLC filed a complaint in Texas state court against former employees of Carnegie. Although Tara Minerals was not initially named as a defendant, the substance of the state court complaint made it clear that the core issues were substantially similar to those raised in the Nevada litigation. The individual defendants removed the case to federal court in Dallas, Texas on December 22, 2011. Carnegie responded with a First Amended Complaint on January 31, 2012, which formally named Tara Minerals as a defendant. In its amended complaint, Carnegie sought an injunction against Tara Minerals in connection with its option on the iron ore properties, as well as damages for alleged fraud, trade secret theft, civil conspiracy, and tortuous interference with Carnegie’s employment contracts with the individual defendants.

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

Item 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act has been included in Exhibit 95 to this Annual Report on Form 10-K.

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

Quarter Ended	High	Low
31-Mar-12	$1.08	$0.60
30-Jun-12	$1.04	$0.45
30-Sep-12	$0.85	$0.50
31-Dec-12	$0.76	$0.27
31-Mar-13	$0.50	$0.25
30-Jun-13	$0.37	$0.16
30-Sep-13	$0.29	$0.16
31-Dec-13	$0.25	$0.10

As of April 14, 2014 Tara Minerals had 81,082,278 outstanding shares of common stock and 137 shareholders of record.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through December 31, 2013, Tara Minerals generated revenue of $160,421 and incurred expenses of $658,007 in cost of sales, $8,548,271 in exploration expenses and $31,670,447 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $9,199,375, pertaining to the issuance of stock base compensation and stock bonuses.

RESULTS OF OPERATIONS

Material changes of certain items in Tara Minerals’ Statement of Operations for the year ended December 31, 2013, as compared to the year ended December 31, 2012, are discussed below.

Year Ended	December 31, 2013	December 31, 2012
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	1,734	1,441
Operating, general and administrative expenses	2,690	4,385
Net operating loss	$(4,424)	$(5,826)

For the year ended December 31, 2013, exploration expenses increased due to work performed in the Dixie Mining District and limited work performed at Don Roman (no technical data was acquired during the year); compared to the year ended December 31, 2012, when the Company focused primarily on the Champinon mining concession, including $680,000 for the acquisition of Champinon’s technical data ($430,000 paid with Tara Minerals’ stock and $250,000 with cash) and $761,000 for preproduction activities. In both periods exploration expenses included expenses for geology consulting, assaying, field supplies other mine expenses and two full time engineers.

Material changes of certain items in Tara Minerals’ operating, general and administrative expenses for the year ended December 31, 2013, as compared to the year ended December 31, 2012, are discussed below.

Year Ended	December 31, 2013	December 31, 2012
(In thousands of U.S. Dollars)
Bad debt expense	$178	$837
Investment banking and investor relations expense	366	298
Compensation, officer employment contracts and bonuses	667	1,365
Professional fees	619	880

Impuesto al Valor Agregado taxes (IVA) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 16%. Under certain circumstances, these taxes are recoverable by filing a tax return and as determined by the Mexican taxing authority. Each period, receivables are reviewed for collectability.  When a receivable has doubtful collectability we allow for the receivable until we are either assured of collection (and reverse the allowance) or assured that a write-off is necessary. Bad debt expense decreased for the year ended December 31, 2013, compared to the year ended December 31, 2012 due to a lower volume of transactions that generate IVA receivables as the focus of the Company was directed at the Dixie Mining District in the U.S. during 2013 compared to the focus on Champinon in Mexico in 2012.  In addition, allowance for doubtful accounts related to IVA decreased as a result of recoveries of IVA in the amount of $40,489 subsequent to year end.

Investment banking and investor relations expense for the year ended December 31, 2013,compared to the year ended December 31, 2012 , was relatively flat year over year with the Company’s continued efforts to obtain equity financing during 2013

The decrease in compensation, officer employment contracts and bonuses were due to the U.S. controller position being outsourced starting in 2012, offset by additional personnel hired during March 2013 and Adit’s release of its CEO and only employee at the end of 2012. Additionally, options vested/awarded decreased for the year ended December 31, 2013 (Tare Minerals’ options valued at $59,645) when compared to the year ended December 31, 2012 (Tara Minerals’ options valued at $244,865 and Adit’s options valued at $429,924).

Professional fees for the year ended December 31, 2013, were due to the payment for legal services related to the initial acquisition and subsequent additions to the Dixie Mining District and the settlement agreement reached with Carnegie related to the Champinon mining concession, in addition to accounting and auditing services performed in the normal course of business. During the year ended December 31, 2012, professional services were due to substantial legal and consulting services used in the negotiations of the agreement for the sale of ACM and services used for the Champinon property, in addition to accounting and auditing services performed in the normal course of business.

LIQUIDITY AND CAPITAL RESOURCES

The following is an explanation of Tara Minerals’ material sources and (uses) of cash (in thousands of U.S. dollars) during the years ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
(In thousands of U.S. Dollars)
Net cash used in operating activities	$(3,126)	$(4,338)
Acquisition of property, plant, equipment, mine development, land and construction in progress	(217)	(562)
Purchase of mining concession including mining deposits	(650)	2
Proceeds from the sale of ACM	-	7,500
Investment in ACM	-	(225)
Cash from the sale of common stock	2,274	357
Proceeds from notes payable	150	-
Payments towards notes payable	(26)	(741)
Payments towards notes payable, related party	-	(100)
Change in due to/from related parties, net	(746)	(1,424)
Iron Ore Properties financial instrument	-	50
Cash, beginning of period	907	366

Tara Minerals anticipates that its capital requirements during the year ending December 31, 2014 will be:

Exploration and Development – Don Roman Groupings	$200,000
Exploration and Development – Picacho Groupings	160,000
Exploration and Development - Dixie Mining District, Idaho	60,000
Property taxes	125,000
General and administrative expenses	1,000,000
Total	$1,545,000

The capital requirements shown above include capital required by Tara Minerals and subsidiaries.

During the year ended December 31, 2013, Tara Minerals expanded its holdings  into the U.S. by purchasing the Black Diamond and Ontario prospects in the Dixie Mining District. To date, the land package consists of 6,741 acres of both patented and unpatented mining claims. The optioned claims include previously mined veins with a historic sampling of the exposed outcrops averaging 14 grams/tonne of gold.

In 2014, the Company’s primary focus is achieving commercial production. Now that the Don Roman District, which houses the Don Roman Groupings, is unencumbered, in any way, by the Carnegie litigation, and because of underground development that will be needed in the Dixie district to further that project, it has been determined that the best path is advancing the Don Roman district to production. There has been extensive preproduction planning for the Don Roman District, and the business plan has been developed and mapped out for execution. The preproduction surface level work has resulted in the identification of additional potential start-up mill feed material for processing.

In support of this plan, on January 9, 2014, Tara Minerals’  entered into an Investment Agreement with Panormus Trust and Investments Ltd. and Mediterranea Trust Ltd., collectively referred to as “MTI”. The Agreement grants MTI the right to invest in Tara Minerals through the purchase of up to $2,025,000 in the restricted common stock of the Company at $0.30 per share and a targeted loan of $4,725,000 for the development of the Don Roman Groupings (the "Don Roman Project Loan").

The targeted Don Roman Project Loan will be used to advance the Don Roman Groupings to commercial production and is payable from 49% of the net income realized from the minerals recovered from the concession area of the Don Roman Groupings.  Initially, MTI’s 49% net income interest will be designated as loan repayment.  Once the loan has been repaid, MTI will continue to receive 49% of the net income realized from the Don Roman Groupings.

The Company and MTI formed a Management Committee which oversees operations based on a committee approved Business Plan. The loan proceeds will be released from a segregated account based on approved expenditures.

In written communication, Panormus Trust and Investments Ltd. and MTI have acknowledged that they have experienced some administrative and managerial challenges that have resulted in a delay in the release of funds. They have also acknowledged that the challenges have been resolved; the Company has agreed to give them until April 30, 2014 to fund.

Tara Minerals will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

As of the date of this filing, the Company is still reviewing the Pirita, Tania and Las Viboras Dos properties for continued inclusion as part of the Company’s mining property portfolio.  No payments toward Pirita were made in 2013 or 2012.  The Company may decide to terminate the purchase/lease agreements and return the properties. The Company is critically reviewing all properties for joint venture, option or sale opportunities.

Tara Minerals does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on its sales, revenues or income from continuing operations, or liquidity and capital.

Tara Minerals’ future plans will be dependent upon the amount of capital available to Tara Minerals, the amount of cash provided by its operations, and the extent to which Tara Minerals is able to have joint venture partners pay the costs of exploring and developing its mining properties.

Tara Minerals does not have any commitments or arrangements from any person to provide Tara Minerals with any additional capital except as disclosed in the subsequent event footnote in the financial statement included in Item 8.  If additional financing is not available when needed, Tara Minerals may continue to operate in its present mode. Tara Minerals does not have any plans, arrangements or agreements to sell its assets or to merge with another entity.

Off-Balance Sheet Arrangements

At December 31, 2013, Tara Minerals had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Recoverable Value-Added Taxes (IVA) and Allowance for Doubtful Accounts

Impuesto al Valor Agregado taxes (IVA) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 16%.  Under certain circumstances, these taxes are recoverable by filing a tax return and as allowed by the Mexican taxing authority.

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

Property, Plant, Equipment, Mine Development and Land

Mining concessions and acquisitions, exploration and development costs relating to mineral properties with proven reserves are deferred until the properties are brought into production, at which time they will be amortized on the unit of production method based on estimated recoverable reserves. If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mineral properties and the related deferred costs are recorded do not necessarily reflect present or future values.

The recoverability of the book value of each property is assessed at least annually for indicators of impairment such as adverse changes to any of the following:

•	estimated recoverable ounces of copper, lead, zinc, gold, silver or other precious minerals
•	estimated future commodity prices
•	estimated expected future operating costs, capital expenditures and reclamation expenditures

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis is completed as needed, and at least annually.  As of the April 14, 2014, no events have occurred that would require the write-down of any assets. In addition, the carrying amounts of the Company’s mining properties are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2013 and 2012, respectively, no indications of impairment existed.

Certain mining plant and equipment included in mine development and infrastructure is depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years. Other non-mining assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years.

Financial and Derivative Instruments

The Company periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment.  In the event that the debt or equity treatment is not readily apparent, FASB ASC 480-10-S99 is consulted for temporary treatment.  Once an event takes place that removes the temporary element the Company appropriately reclassifies the instrument to debt or equity.

The Company periodically assesses its financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt, equity, and common stock equivalents in excess of available authorized common shares, and contracts with variable share settlements.  In the event of derivative treatment, we mark the instrument to market.

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

Income Taxes

Income taxes are provided for using the asset and liability method of accounting in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized by management. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realization of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, management continually assesses the carrying value of our net deferred tax assets.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR
THE YEARS ENDED DECEMBER 31, 2013 AND 2012
AND
THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH DECEMBER 31, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Tara Minerals Corp.,

We have audited the accompanying consolidated balance sheets of Tara Minerals Corp. as of December 31, 2013 and 2012, and the related statements of operations and comprehensive loss, statements of cash flows, and statements of shareholder’s deficit for each of the years then ended and the period from inception (May 12, 2006) to December 31, 2013.  These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Tara Minerals Corp. from inception (May 12, 2006) to December 31, 2010 and 2011 were audited by other auditors whose reports dated April 15, 2011 and April 13, 2012 expressed unqualified opinions on those financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of  Tara Minerals Corp.  as of  December 31, 2013 and 2012, and the related statements of operations and comprehensive loss, statements of cash flows, and statements of shareholder’s deficit for each of the years then ended and the period from inception (May 12, 2006) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ StarkSchenkein, LLP
StarkSchenkein, LLP

Denver, Colorado
April 14, 2014

3600 South Yosemite Street│Suite 600│Denver, CO 80237│P: 303.694.6700│TF: 888.766.3985│F: 303.694.6761│www.starkcaps.com

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

Assets
Current assets:
Cash	$76,758	$906,663
Other receivables, net	73,106	259,548
Deferred tax asset, current portion	-	3,323,000
Prepaid assets	114,425	54,020
Assets held for disposal, net	29,262	29,262
Other current assets	21,684	-
Total current assets	315,235	4,572,493

Property, plant, equipment, mine development, land and construction in progress, net	7,344,419	7,500,772
Mining deposits	-	27,044
Deferred tax asset, non-current portion	-	2,961,000
Other assets	-	24,581
Total assets	$7,659,654	$15,085,890

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,410,281	$2,560,579
Notes payable, current portion	38,614	964,288
Convertible notes payable, net	75,652	-
Due to related parties, net of due from	1,517,615	771,382
Total current liabilities	3,042,162	4,296,249
Notes payable, non-current portion	28,005	721,531
Total liabilities	3,070,167	5,017,780

Iron Ore Properties financial instrument, net	-	600,000

Stockholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 81,082,278 and 68,752,278 shares	81,082	68,752
Additional paid-in capital	37,191,859	33,577,244
Common stock payable	47,466	50,400
Accumulated deficit during exploration stage	(35,757,123)	(27,282,680)
Accumulated other comprehensive loss	(167,584)	(187,146)
Total Tara Minerals stockholders’ equity	1,395,700	6,226,570
Non-controlling interest	3,193,787	3,241,540
Total stockholders’ equity	4,589,487	9,468,110
Total liabilities and stockholders’ equity	$7,659,654	$15,085,890

See accompanying notes to these consolidated financial statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	December 31, 2013	December 31, 2012	From Inception May 12, 2006 to December 31, 2013

Mining revenues	$-	$-	$160,421
Cost of revenue	-	-	658,007
Gross margin	-	-	(497,586)
Exploration expenses	1,734,394	1,441,142	8,548,271
Operating, general and administrative expenses	2,689,898	4,384,687	31,670,447
Net operating loss	(4,424,292)	(5,825,829)	(40,716,304)

Non-operating income (expense):
Interest income	51,432	31,896	245,417
Interest expense	(254,004)	(15,906)	(2,338,371)
Loss on debt due to extinguishment and conversion	(7,000)	-	(783,952)
Loss on disposal or sale of assets	(1,458)	(1,883)	(31,531)
Gain on dissolution of joint venture	-	-	100,000
Settlement loss, net	(1,064,996)	-	(1,814,996)
Gain on bargain acquisition of ACM	3,489,971	-	3,489,971
Impairment of long lived assets	(28,001)	-	(28,001)
Other income	152	1,500	1,527,427
Total non-operating (income) loss	2,186,096	15,607	365,964
Loss before income taxes	(2,238,196)	(5,810,222)	(40,350,340)
Income tax (provision) benefit	(6,284,000)	727,000	959,000
Loss from continuing operations	(8,522,196)	(5,083,222)	(39,391,340)
Discontinued operations:
Gain from discontinued operations, net of tax	-	3,618,402	3,618,402
Net loss	(8,522,196)	(1,464,820)	(35,772,938)
Net (income) loss attributable to non-controlling interest	47,753	(484,407)	15,815
Net loss attributable to Tara Minerals’ shareholders	(8,474,443)	(1,949,227)	(35,757,123)

Other comprehensive gain (loss):
Foreign currency translation gain (loss)	19,562	22,071	(167,584)
Total comprehensive loss	$(8,454,881)	$(1,927,156)	$(35,924,707)

Net loss per share, basic and diluted	$(0.11)	$(0.02)

Weighted average number of shares, basic and diluted	74,632,059	67,928,223

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

 TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(CONTINUED)

	Common Stock		Additional	Common Stock	Accumulated	Accumulated Other
	Shares	Amount	Paid-In Capital	Payable (Receivable)	Deficit During Exploration Stage	Comprehensive Income	Total

Balance at December 31, 2012	68,752,278	$68,752	$33,577,244	$50,400	$(27,282,680)	$(187,146)	$6,226,570

Common stock sold for cash, and options and warrants exercises	9,400,000	9,400	2,264,600	-	-	-	2,274,000

Common stock issued for services	830,000	830	222,470	(50,400)	-	-	172,900

Stock payable for services	-	-	-	47,466	-	-	47,466

Option valuation for services	-	-	59,645	-	-	-	59,645

Conversion of financial instrument	1,600,000	1,600	798,400	-	-	-	800,000

Beneficial conversion feature on convertible note payable	-	-	120,000	-	-	-	120,000

Settlement expense	500,000	500	149,500	-	-	-	150,000

Foreign currency translation gain	-	-	-	-	-	19,562	19,562

Net loss	-	-	-	-	(8,474,443)	-	(8,474,443)

Balance at December 31, 2013	81,082,278	$81,082	$37,191,859	$47,466	$(35,757,123)	$(167,584)	$1,395,700

See accompanying notes to these consolidated financial statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2013	December 31, 2012	From Inception May 12, 2006 to December 31, 2013
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(8,474,443)	$(1,949,227)	$(35,757,123)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	310,350	287,884	1,173,049
Allowance for doubtful accounts	45,283	867,241	2,744,719
Stock based compensation and stock bonuses	59,645	674,788	9,199,375
Common stock issued for services and other expenses	220,366	164,000	6,173,500
Settlement loss, net	1,064,996	-	314,996
Non-controlling interest in net (loss) income of consolidated subsidiaries	(47,753)	484,407	(15,815)
Non-controlling interest - stock issued to third parties of subsidiaries	-	-	671,028
Accretion of beneficial conversion feature and debt discount	245,652	-	2,229,227
Exploration expenses paid with parent and subsidiary common stock	-	430,000	4,146,365
Loss on debt due to extinguishment and conversion	7,000	-	783,952
Accrued interest converted to common stock	-	-	84,438
Income tax provision (benefit)	6,284,000	(727,000)	(959,000)
Gain from discontinued operations, net of tax	-	(3,618,402)	(3,618,402)
Gain on dissolution of joint venture	-	-	(100,000)
Gain on bargain purchase of ACM	(3,489,971)	-	(3,489,971)
Other	28,502	9,904	120,873
Changes in operating assets and liabilities:
Other receivables, net	(85,509)	(377,790)	(1,702,635)
Prepaid expenses	(60,405)	10,361	(166,544)
Other assets	2,897	(788)	(90,644)
Accounts payable and accrued expenses	762,967	(593,055)	1,479,571
Net cash used in operating activities	(3,126,423)	(4,337,677)	(16,779,041)
Cash flows from investing activities:
Acquisition of property, plant, equipment, land and construction in progress	(217,066)	(561,997)	(3,424,246)
Purchase of mining concession including mining deposits	(650,000)	1,836	(1,719,907)
Proceeds from the sale or disposal of assets	-	-	29,128
Proceeds from the sale of ACM	-	7,500,000	7,500,000
Investment in ACM	-	(224,521)	(224,521)
Other	-	-	(1,721)
Net cash (used in) provided by investing activities	(867,066)	6,715,318	2,158,733
Cash flows from financing activities:
Cash from the sale of common stock	2,274,000	357,000	12,337,332
Proceeds from notes payable, related party	-	-	150,000
Proceeds from notes payable	150,000	-	630,000
Payments towards notes payable	(26,211)	(741,447)	(2,083,160)
Payments towards notes payable, related party	-	(100,000)	(100,000)
Payment towards equipment financing	-	-	(201,438)
Change in due to/from related parties, net	746,233	(1,424,189)	1,076,015
Common stock receivable	-	-	(212,744)
Payments from joint venture partners	-	-	100,000
Non-controlling interest – cash from the sale of common stock of subsidiaries	-	-	2,368,645
Iron Ore Properties financial instrument	-	50,000	800,000
Net cash provided by (used in) financing activities	3,144,022	(1,858,636)	14,864,650

Effect of exchange rate changes on cash	19,562	22,071	(167,584)

Net (decrease) increase	(829,905)	541,076	76,758
Cash, beginning of period	906,663	365,587	-
Cash, end of period	$76,758	$906,663	$76,578

 TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	December 31, 2013	December 31, 2012	From Inception May 12, 2006 to December 31, 2013

Supplemental Information:
Interest paid	$6,379	$17,608	$307,441
Income taxes paid	$-	$-	$10,565

Non-cash Investing and Financing Transactions:

Purchase of mining concession paid by debt to related party plus capitalized interest	$-	$-	$1,445,448
Purchase of or (reduction) in purchase of concession paid with notes payable or mining deposit plus capitalized interest	$-	$1,978,693	$3,400,837
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$-	$348,000	$2,101,293
Beneficial conversion value for convertible debt and financial instruments	$120,000	$20,000	$2,015,000
Conversion of debt to common stock, plus accrued interest	$800,000	$-	$3,109,438
Purchase of property and equipment through debt and common stock	$29,038	$-	$1,327,089
Issuance of common stock for Tara Gold Payable	$-	$-	$100,000
Issuance of common stock payable for services	$50,400	$-	$50,400
Reclassification of assets held for disposal, net	$-	$29,262	$29,262
Receivable reclassified to mining deposit	$-	$-	$58,368
Construction in progress or mining deposit reclassified to property, plant and equipment	$112,582	$-	$112,582
Issuance of common stock for legal settlement	$150,000	$-	$150,000
Other	$(12,500)	$31,768	$19,268

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

Tara Minerals owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation and owns 87% of the common stock of Adit Resources Corp. (“Adit”), which in turns owns 99.9% of American Copper Mining S.A. de C.V. (“ACM”). Tara Minerals’ operations in Mexico are conducted through AMM and ACM since Mexican law provides that only Mexican corporations are allowed to own mining properties.  AMM’s primary focus is on industrial minerals, e.g. copper, zinc.  Adit, through ACM, focuses on gold mining concessions.

In these financial statements, unless otherwise indicated, all references to "Company," "we," "our," and/or "us," refer to Tara Minerals and its consolidated subsidiaries.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Variable interest entities (“VIE”) over which control is achieved through means other than voting rights and we are considered the primary beneficiary would be included in our consolidated financial statements in those periods in which this applies.  When the Company is the primary beneficiary of the VIE consolidates the entity if control is achieved through means other than voting rights such as certain capital structures and contractual relationships.  At December 31, 2013 and 2012 the Company has no joint ventures or VIEs.

The reporting currency of Tara Minerals and Adit is the U.S. dollar.  The functional currency of AMM and ACM is the Mexican Peso. As a result, the financial statements of the subsidiaries have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for non-monetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with non-monetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement gain (loss) is recorded to other comprehensive gain (loss).

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Relevant exchange rates used in the preparation of the financial statements for the AMM and ACM are as follows for the year ended December 31, 2013 and 2012.  Mexican pesos per one U.S. dollar:

	December 31, 2013
Current exchange rate	Ps.	13.0652
Weighted average exchange rate for the year ended	Ps.	12.5439

	December 31, 2012
Current exchange rate	Ps.	12.9880
Weighted average exchange rate for the year ended	Ps.	12.8204

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

Cash and Cash Equivalents

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2013 and December 31, 2012.

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

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Concentrations

The Company maintains cash balances at highly-rated financial institutions in the United States. Each institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 for deposit accounts. The Company had none and two bank accounts in excess of $250,000, at December 31, 2013 and 2012, respectively. The Company has not experienced any losses in these accounts.

Recoverable Value-Added Taxes (IVA) and Allowance for Doubtful Accounts

Impuesto al Valor Agregado taxes (IVA) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 16%.  Under certain circumstances, these taxes are recoverable by filing a tax return and as allowed by the Mexican taxing authority.

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

	December 31, 2013	December 31, 2012

Allowance – recoverable value-added taxes	$1,597,407	$1,579,129
Allowance – other receivables	348,433	321,428
Total	$1,945,840	$1,900,557

Bad debt expense was $178,468 and $836,959 at December 31, 2013 and 2012, respectively.

Property, Plant, Equipment, Mine Development and Land

Mining concessions and acquisitions, exploration and development costs relating to mineral properties with proven reserves are deferred until the properties are brought into production, at which time they will be amortized on the unit of production method based on estimated recoverable reserves. If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mineral properties and the related deferred costs are recorded do not necessarily reflect present or future values.

The recoverability of the book value of each property is assessed annually for indicators of impairment such as adverse changes to any of the following:

•	estimated recoverable ounces of copper, lead, zinc, silver or other precious minerals
•	estimated future commodity prices
•	estimated expected future operating costs, capital expenditures and reclamation expenditures

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis is completed as needed, and at least annually. As of the date of this filing no events have occurred that would require the write-down of any assets. In addition, the carrying amounts of the Company’s mining properties are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2013 and 2012, respectively, no indications of impairment existed.

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

Financial and Derivative Instruments

The Company periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment.  In the event that the debt or equity treatment is not readily apparent, FASB ASC 480-10-S99 is consulted for temporary treatment.  Once an event takes place that removes the temporary element the Company appropriately reclassifies the instrument to debt or equity.

The Company periodically assesses its financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt, equity, and common stock equivalents in excess of available authorized common shares, and contracts with variable share settlements.  In the event of derivative treatment, we mark the instrument to market.

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

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate, at the end of each period, of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing remediation, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. There were no reclamation and remediation costs accrued as of December 31, 2013 or 2012.

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

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Income Taxes

Income taxes are provided for using the asset and liability method of accounting in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized by management. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realization of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, management continually assesses the carrying value of our net deferred tax assets.

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

Comprehensive Gain (Loss)

Total accumulated comprehensive gain (loss) and the components of accumulated other comprehensive gain (loss) are presented in the Consolidated Statements of Shareholders’ Equity. Accumulated other comprehensive gain (loss) is composed of foreign currency translation adjustment effects. Gain from discontinued operations per share was $0 and $0.50 in 2013 and 2012, respectively.

Net Loss per Common Share

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss. During the years ended December 31, 2013 and 2012, respectively, the Company incurred a net loss, resulting in no dilutive common shares.

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

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC, did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2.	Assets Held for Disposal, net

Pirita Prospect

In June 2009, the Company acquired the Pirita Prospect from an independent third party for the effective purchase price of $250,000, of which $50,000 was paid cash and $230,000 was financed, plus value-added tax of $30,000. As of December 31, 2013 the remaining notes payable is $174,000, including applicable value-added tax.

As of December 31, 2013, the Company was in negotiations to amend its agreements relating to the Pirita Prospect which may include the termination of this acquisition agreement and the return of the property, or other disposal. Per the contract, the Company can only return the property if it is in good standing, which requires that all taxes must be paid and the property must be clear of any liabilities. As of December 31, 2013, the Company had not paid the property taxes associated with this prospect and has presented the net amount of $76,000 related to the Pirita prospect as an asset held for disposal, net.

Las Viboras Dos Prospect

On July 2011, the Company acquired the Las Viboras Dos prospect from an independent third party for an effective purchase price of $188,094, plus value-added tax of $30,095.  The purchase price was financed and has a balance of $234,832, including applicable value-added tax. As of December 31, 2013, the Company is in the process of terminating this acquisition agreement and the return of the property, or other disposal and has presented the net amount of ($46,738) related to the Las Viboras Dos prospect as an asset held for disposal, net.

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Total assets held for disposal, net as of December 31, 2013 and 2012 are the following:

December 31, 2013	Mining Concession	Outstanding Debt	Total Assets Held for Disposal, net
Pirita Prospect	$250,000	$(174,000)	$76,000
Las Viboras Dos Prospect	188,094	(234,832)	(46,738)
	$438,094	$(408,832)	$29,262

December 31, 2012	Mining Concession	Outstanding Debt	Total Assets Held for Disposal, net
Pirita Prospect	$250,000	$(174,000)	$76,000
Las Viboras Dos Prospect	188,094	(234,832)	(46,738)
	$438,094	$(408,832)	$29,262

Note 3.	Property, Plant, Equipment, Mine Development, Land and Construction in Progress, net

	December 31, 2013	December 31, 2012

Land	$19,590	$19,590

Mining concessions:
Pilar (a)	710,172	710,172
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Centenario	635,571	635,571
La Palma	80,000	80,000
La Verde	60,000	60,000
Champinon (b)	-	2,153,693
Dixie Mining District (c)	650,000	-
Picacho Groupings (See Note 13)	1,571,093	-
Mining concessions	4,328,575	4,261,175

Construction in progress	-	269,244
Property, plant and equipment	4,142,245	3,786,947
	8,490,410	8,336,956
Less – accumulated depreciation	(1,145,991)	(836,184)
	$7,344,419	$7,500,772

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

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $739,130 have been discounted using the incremental borrowing rate of 5.01%. As of December 31, 2013, the present value of future payments is as follows:

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

In 2012, the Company purchased technical data pertaining to Champinon from the former owner for 500,000 shares of Tara Minerals’ common stock, valued at $430,000 and $250,000 cash.

On March 15, 2013, a Settlement Agreement and Release (“settlement agreement”) was entered into by and among the Company, Jeffrey Holt, Tom Claridge, Steve Eady, Carnegie Mining and Exploration, Inc. (“CMEI”), CME Operations, LLC (“CME”)(CMEI and CME, referred to as “Carnegie”), Harsco Corporation, and Pittsburgh Mineral & Environmental Technology, Inc.   In exchange for Carnegie’s acknowledgement that it has no rights under a previously granted option on the Don Roman Groupings, the Company assigned its Champinon mining rights purchase contract, including all related obligations and acquisition payments, to Plathio Trading Mexico, SA de CV, Carnegie’s Mexican subsidiary, and the Company agreed to issue to Carnegie 500,000 restricted shares of Tara Minerals’ common stock, which may not be sold until the earlier of: (i) Tara Minerals’ shares reaching a minimum trading price of $1.00 per share; or (ii) two years from the date of the settlement agreement. Under the settlement agreement for the Champinon property, the Company retains mining and beneficial rights to known silver, zinc, and led vein structure present on the Champinon concession. On March 22, 2013, the 500,000 restricted shares were issued valued at $150,000. The settlement agreement confirms Carnegie’s acknowledgement of the Company’s 100% ownership of the Don Roman Groupings.

Per the settlement agreement dated March 15, 2013, the Company retained ownership of 14 hectares of the Champinon mining concession which the Company valued at $203,000. As of December 2013, the Company was notified of a default of the purchase contract by non-performance of Carnegie; the Company concluded that at this time the probability of retaining claim on the 14 hectares of the Champinon mining concession is remote and therefore removed the mining concession from its books and recognized it as an additional loss on the settlement agreement.

The Company recognized a total loss of $1,064,996 on the settlement agreement mentioned above.

c.
During 2013, the Company acquired the Black Diamond and Ontario prospects in the Dixie Mining District from an unrelated third party for $650,000. Management internally calls this the Ponderosa Project in the Dixie Mining District. The Dixie Mining District is located in the state of Idaho in the U.S. The purchase price was paid in full in 2013. The land package consists of 6,741 acres consisting of both patented and unpatented mining claims.

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

The former owner of the prospects is entitled to receive royalties upon all ore, mineral-bearing rock and other deposits extracted and shipped or milled, treated, and sold from the property in the amount of 3% of the net smelter or mill returns earned from the property prior to December 31, 2014. The royalty agreement provides that the payment of the royalty will terminate upon the independent third party receiving $558,160. If the former owner has not received that amount in royalty payments as of December 31, 2014, the Company is required to pay the difference, if any, between the $558,160 and the amount of royalties received from the Company. No royalty is owed to the former owner if mining on the property is not yet economically feasible.  As of April 14, 2014 based on the amount of exploration conducted it is not yet economically feasible and no royalty payments have been paid.

Other Mining Commitments

Tania Iron Ore Project

The Company leased the Tania Iron Ore Project in May 2011 for royalty payments based on production.

The Company has the right to remove 6 million tonnes of iron ore concentrate from the property, with renewal rights extending through the life of the property. The Company had agreed to pay $6 per tonne for the first 500,000 tonnes removed from the property and $7 per tonne thereafter. As of December 31, 2013 the Company has paid $100,000 against future royalty payments.

Note 4.	Other Assets, current and non-current

In 2011, the Company paid a $100,000 advance to the Tania Iron Ore Property vendor, against future royalty payments and $175,000 to the subcontractor at the Tania Iron Ore Property for property improvements.  Although the Company is seeking the return of the $175,000 from the subcontractor for non-performance, a full allowance for the receivable has been recognized at December 31, 2013 and 2012.

As of December 31, 2013 and December 31, 2012, respectively, the Company’s other current assets consisted of prepaid expenses of $114,425 and $54,020 and security deposits of $21,684 and $24,581.

Note 5.	Income Taxes

The Company files income tax returns in the United States (“U.S.”) and Mexican jurisdictions.  In the U.S., Tara Minerals and Adit file a consolidated tax return of which 2012 has been filed and 2013 will be filed by the U.S. extension deadline.  In Mexico, AMM and ACM file standalones tax returns of which 2012 for AMM and ACM have been filed, and 2013 for AMM has been filed and ACM will be filed as soon as all necessary items are obtained.  No tax returns for the Company or any subsidiary of the Company are currently under examination by any tax authorities in their respective countries, except for routine tax reviews for AMM for January – December 2011, and September 2009.

The provision for federal and state income taxes for the year ended December 31, 2013 includes elements of the Tara Minerals and Adit as one filing entity; and the Mexico Companies as separate filing entities.

The December 31, 2013 and since inception income tax benefit, net of tax associated with discontinued operations, is as follows:

	U.S. Companies	Mexico Companies	Total
Current asset (liability) - total	$-	$-	$-
Deferred asset (liability) - total	7,309,000	2,478,000	9,787,000
Valuation allowance	(7,309,000)	(2,478,000)	(9,787,000)
Income tax benefit, since inception	$-	$-	$-

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

A valuation allowance is recorded when it is more likely than not that the deferred tax assets will be realized. The future use of deferred tax assets is dependent on the future taxable profits which arise from taxable temporary timing differences such as:

•	Differences in expensed stock based compensation and stock for investor relation services and corporate officers.
•	The capitalization of foreign mining exploration expenses for U.S. federal income tax purposes.
•	A carry forward of a net operating loss.

At December 31, 2013, total deferred tax assets and deferred tax liabilities are as follows:

	U.S. Companies	Mexico Companies	Total
Deferred tax asset – current	$4,456,000	$-	$4,456,000
Deferred tax asset – non-current portion	2,853,000	2,478,000	5,331,000
Total deferred tax asset	7,309,000	2,478,000	9,787,000

Deferred tax liability - current	-	-	-
Deferred tax liability – non current	-	-	-
Total deferred tax liability	-	-	-

Valuation allowance	(7,309,000)	(2,478,000)	(9,787,000)
Net deferred tax asset (liability)	$-	$-	$-

Net operating losses generated in the U.S. may only be used to offset income generated in the U.S.  The U.S. deferred tax asset from 2012 has been reduced from approximately $6,284,000 to zero due to management’s forecast on the ability to utilize the related deferred tax assets as of 2013 or in 2014.

Net operating losses generated in Mexico may only be used to offset income generated in Mexico. AMM has a net operating loss in Mexico of approximately $8,200,000 with an estimated deferred tax benefit of $2,460,000. ACM has a net operating loss in Mexico of approximately $59,000 with an estimated deferred tax benefit of $18,000.  The net operating loss and estimated tax benefit has been added to net operating losses and tax benefits from previous years.

Per the Income Tax topic of the FASB ASC, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset for the Company and all subsidiaries as of December 31, 2013.

Net operating losses expire as follows:

	U.S. Companies	Mexico Companies	Total
December 31, 2030	$7,600,000	$3,701,000	$11,301,000
December 31, 2031	2,366,000	1,853,000	4,219,000
December 31, 2032	-	1,459,000	1,459,000
December 31, 2033	336,000	1,186,000	1,522,000
Total net operating loss	$10,302,000	$8,199,000	$18,501,000

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

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Reconciliation of the differences between the statuary tax rate and the effective income tax rate is as follows:

	2013
	Amount	Percentage
Tax at statutory federal rate	$(783,000)	(35.0%)
Temporary differences
Exploration cost - current	50,000	2.2%
Exploration cost – non-current	425,000	19.0%
Stock based compensation	21,000	0.9%
Decrease in deferred tax asset due to re-acquisition of ACM	6,284,000	280.8%
Valuation allowance for U.S. Companies	(424,000)	(18.9%)
Valuation allowance for Mexico	711,000	31.8%
Tax provision at effective rate	$6,284,000	280.8%

Tax Matters related to the Company’s Parent Company Tara Gold:

Corporacion Amermin S.A. de C.V. (“Amermin”) is a sister company to Tara Minerals through common ownership of the Company parent, Tara Gold.  Amermin’s 2007 tax return has been audited by the Mexican government, with their corresponding report dated January 13, 2011. An appeal to this report was filed March 10, 2011, but in conjunction with the sale of ACM in 2012, the Company paid the related lien and is taking action necessary towards seeking a refund from the Mexico tax authorities. The Company remains confident of a successful outcome of the refund as Amermin’s records indicate that, at the time of notification, all applicable taxes due from Amermin had been paid and the ownership of the Picacho Groupings had been renegotiated to ACM with all related taxes payable by ACM having been paid.

Note 6.	Notes Payable and Convertible Note Payable, net

The following table represents the outstanding balance of notes payable.

	December 31, 2013	December 31, 2012

Mining concession	$-	$1,622,027
Auto loans	66,619	63,792
Convertible note payable, net	75,652	-
	142,271	1,685,819
Less – current portion	(38,614)	(964,288)
Less – current portion convertible note payable, net	(75,652)	-
Total – non-current portion	$28,005	$721,531

See Note 3 above for notes payable relating to mining concessions and Note 7 for notes payable, related party.

The Company financed the purchase of a fleet of vehicles during 2010 and 2011. Notes payable interest rates range between 13.5% and 14.5%; notes payable mature between August 2014 and June 2015. As of December 31, 2013 and 2012 the outstanding balance of the loans was $39,796 and $63,793, respectively.

During the year ended December 31, 2013, the Company purchased a vehicle to be used in operations for $31,038. The Company paid $2,000 as a down payment and financed the remainder of $29,038 by issuing a note payable. The note carries interest at 3.74% and matures in August 2018. As of December 31, 2013 the outstanding balance on the loan was $26,823.

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

During the year ended December 31, 2013 the Company raised $150,000 through a convertible note payable. The note payable is due in February 2014; bears interest of 16% per year and can be converted to the Company’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $120,000 of which $45,652 was amortized as of December 31, 2013. Interest expense related to the convertible note was $2,301 as of December 31, 2013. The convertible note had not been paid as of April 14, 2014.

The five year maturity schedule for notes payable and convertible notes payable, net is presented below:

	2014	2015	2016	2017	2018	Total

Auto Loans	$38,614	$12,315	$5,892	$6,120	$3,678	$66,619
Convertible note payable, net	75,652	-	-	-	-	75,652
Total	$114,266	$12,315	$5,892	$6,120	$3,678	$142,271

Note 7.	Related Party Transactions

	December 31, 2013	December 31, 2012

Due from related parties	$221,592	$970,300
Due to related parties	(1,739,207)	(1,741,682)
	$(1,517,615)	$(771,382)

All transactions with related parties have occurred in the normal course of operations. Mexico based related party transactions are measured at the appropriate foreign exchange amount.

In January 2007, Corporacion Amermin S.A. de C.V. (“Amermin”), a subsidiary of Tara Gold, made the arrangements to purchase Pilar, Don Roman and Las Nuvias properties listed in Note 3 (part of the Don Roman Groupings) and sold the concessions to AMM. At December 31, 2013, Amermin has paid the original note holder in full and AMM owes Amermin $535,659 for the Pilar mining concession and $211,826 for the Don Roman mining concession.

As of December 31, 2013, Amermin had loaned AMM $991,722 at 0% interest, due on demand.

As of December 31, 2013, Tara Gold owed the Company a total of $111,782 at 0% interest, due on demand. During the year ended December 31, 2013, Tara Gold made a payment in the amount of $995,976 to the Company for amounts previously borrowed.

The following are intercompany transactions that eliminate during the consolidation of these financial statements:

During 2012, Tara Minerals issued Adit six promissory notes for $4,286,663. During 2013, Tara Minerals issued Adit one promissory note for $610,000. Notes due between May 2013 and January 2014 were extended for one year. These notes are unsecured, bear interest at U.S. prime rate plus 3.25% per year and are due and payable between May 2014 and January 2015. As of December 31, 2013 Tara Minerals owed Adit $5,334,934 in interest and principal.

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

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

In January 2013, the Company entered into conversion agreements to convert the instruments to 1,600,000 shares of Tara Minerals’ common stock. All shares were issued as of December 31, 2013 (see Note 9).

Note 9.	Stockholders’ Equity

The authorized common stock of Tara Minerals consists of 200,000,000 shares with par value of $0.001.

In April 2012, the Company sold 594,000 units in a private offering for $297,000 in cash, or $0.50 per unit. Each unit consisted of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $1.00 per share for one year.

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

In December 2012, the Company entered into investor relations consulting agreements for six month terms payable in 140,000 shares of common stock, valued at $50,400. The shares were issued in February 2013.

In January 2013, the Company entered into conversion agreements to convert the financial instrument (see Note 8) to a total of 1,600,000 shares of the Company’s common stock. In February 2013, the Company issued 300,000 shares of common stock and 1,300,000 additional shares of common stock were issued October 2013.

In February 2013, the Company issued 50,000 shares of common stock, valued at $18,000, or $0.36 a share for investor relations services.

In March 2013, the Company issued 500,000 shares of common stock, valued at $150,000, or $0.30 a share per the Champinon settlement agreement (see Note 3).

In January and March 2013, the Company sold 3,500,000 shares of common stock subscribed to under a private placement with independent parties for $700,000, or $0.20 per share; shares were issued in June 2013.

In June 2013, the Company issued 4,500,000 shares of common stock, valued at $1,350,000, or $0.30 a share for cash to its parent, Tara Gold Resources Corp.

In June 2013, the Company issued 250,000 shares of common stock, valued at $70,000, or $0.28 a share for investor relations services incurred during the period.

In June 2013, the Company issued 100,000 shares of common stock, valued at $29,000, or $0.29 a share for investor relations services incurred during the period.

In July 2013, the Company entered into investor relations consulting agreements for six month terms payable in 190,000 shares of common stock, valued at $30,400. The shares were issued in October 2013.

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

In September 2013, the Company sold 500,000 shares of common stock subscribed under a private placement with independent parties for $100,000, or $0.20 per share. The shares were issued in October 2013.

In October 2013, the Company issued 50,000 shares of common stock, valued at $13,500, or $0.27 a share for investor relations services incurred in September 2013.

In October 2013, the Company sold 500,000 shares of common stock subscribed under a private placement with independent parties for $100,000, or $0.20 per share. The shares were issued in December 2013.

In December 2013, the Company issued 50,000 shares of common stock, valued at $12,000, or $0.24 a share for investor relations services incurred in October 2013.

In December 2013, the Company issued 400,000 shares of common stock subscribed under a private placement with independent parties for $24,000, or $0.06 per share for cash.

The Company received mine safety services and trainings valued at $47,466 performed during the year ended December 31, 2013 to be paid with 213,047 shares of common stock, which remain outstanding as of the date of this filing.

Note 10.	Non-Controlling Interest

All non-controlling interest of the Company is a result of the Company’s subsidiaries stock movement and results of operations.  Cumulative results of these activities results in:

	December 31, 2013	December 31, 2012

Common stock for cash	$1,999,501	$1,999,501
Common stock for services	95,215	95,215
Exploration expenses paid for in subsidiary common stock	240,000	240,000
Stock based compensation	1,374,880	1,374,880
Cumulative net loss attributable to non-controlling interest	(15,815)	31,938
Treasury stock	(500,000)	(500,000)
Other	6	6
Total non-controlling interest	$3,193,787	$3,241,540

A summary of activity as of December 31, 2013 and changes during the period then ended is presented below:

Non-controlling interest at December 31, 2011	$2,827,213
Officer stock based compensation	429,924
Net income attributable to non-controlling interest	484,407
Treasury stock	(500,000)
Other	(4)
Non-controlling interest at December 31, 2012	3,241,540
Net income attributable to non-controlling interest	(47,753)
Non-controlling interest at December 31, 2013	$3,193,787

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Note 11.	Options and Warrants

Tara Minerals has the following incentive plans which are registered under a Form S-8:
•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

In May 2011, under its Incentive Stock Option Plan Tara Minerals granted two of its officers options for the purchase of 750,000 shares of common stock. In April 2013, the options were cancelled and Tara Minerals concurrently granted new Incentive Stock Options to the officers; under this new grant the officers have the option to purchase 750,000 shares of common stock, exercisable at a price of $0.25 per share and vest at various dates until April 2015. The options expire at various dates beginning April 2020. In accordance with the Stock Compensation Topic, FASB ASC 718-20-35, Tara Minerals has analyzed the cancellation of the award accompanied by the concurrent grant of a replacement award and determined that there was no further incremental compensation cost. The options that vested during the year ended December 31, 2013 associated with this transaction were valued at $59,645.

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

On October 28, 2009, Adit adopted the following incentive plans which have not been registered:
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

There were no issuances of instruments under the Adit plans in 2013 or 2012.

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

	December 31, 2013	December 31, 2012
Expected volatility	218.84%	104.82% - 131.10%
Weighted-average volatility	218.84%	117.96%
Expected dividends	0	0
Expected term (in years)	2.00	1.00
Risk-free rate	0.22%	0.05% - 0.14%

A summary of option activity under the plans as of December 31, 2013 and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,350,000	$0.69	3.0	$ 1,408,500
Granted	200,000	0.05
Exercised	(200,000)	0.05
Forfeited, expired or cancelled	(600,000)	-
Outstanding at December 31, 2012	2,750,000	$0.34	3.0	$ 1,000,000
Granted	750,000	0.25
Exercised	-	-
Forfeited, expired or cancelled	(750,000)	0.48
Outstanding at December 31, 2013	2,750,000	$0.24	3.0	$210,000
Exercisable at December 31, 2013	2,340,000	$0.30	3.0	$210,000

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2011	1,010,000	$1.08
Granted	200,000	0.05
Vested	(450,000)	0.32
Forfeited, expired or cancelled	(600,000)	-
Non-vested at December 31, 2012	160,000	$0.48
Granted	750,000	0.25
Vested	(340,000)	0.25
Forfeited, expired or cancelled	(160,000)	0.48
Non-vested at December 31, 2013	410,000	$0.37

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

A summary of warrant activity as of December 31, 2013 and 2012, and changes during the period then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,393,081	$0.89
Granted	594,000	1.00
Exercised	(125,000)	0.40
Forfeited, expired or cancelled	(5,073,748)	0.51
Outstanding at December 31, 2012	2,788,333	$1.38	1.0	$-
Granted	-	-
Exercised	-	-
Forfeited, expired or cancelled	(2,788,333)	(1.38)
Outstanding at December 31, 2013	-	$-	-	$-
Exercisable at December 31, 2013	-	$-	-	$-

All warrants vest upon issuance.

Note 12.	Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of ACM’s net identifiable assets acquired (See Note 13)	$1,589,000	$-	$-	$1,589,000

Liabilities:
Beneficial conversion feature of note payable (See Note 6)	$74,348	$74,348	$-	$-

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Iron Ore Properties financial instrument, net (See Note 8)	$600,000	$-	$(200,000)	$800,000

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2013:

Iron Ore Properties Financial Instrument
Beginning balance	$800,00
Additions	1,589,000
Reductions (conversion of Iron Ore Instrument)	(800,000)
Ending balance	$1,589,000
The amount of total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at reporting date	$-

Note 13.	Re-acquisition of ACM

On April 4, 2012, the Company, sold its 99.99% owned subsidiary, ACM to Yamana Mexico Holdings B.V. (“Yamana”).  ACM’s primary asset is the Picacho Groupings located in Sonora, Mexico. The Property does not have any proven reserves.

As consideration for the sale of ACM, Yamana paid $7.5 million, minus approximately $780,000 (the amount required to pay the Mexican government to release its tax lien on the Property). In addition, Yamana surrendered 500,000 Adit’s common shares, and warrants to purchase an additional 250,000 Adit’s common shares, upon the execution of the sale agreement.

Yamana had the option to terminate the Agreement within ten business days prior to May 7, 2013 for any reason. If the Agreement was terminated, Yamana would be required to return ownership of ACM and the underlying property to the Company in good standing. If this occurred, the first cash payment made by Yamana would be retained by the Company.

On May 7, 2013, the Company received notice that Yamana was terminating the purchase agreement.

The Company calculated the fair value of the assets purchased and liabilities assumed as follows:

Assets:	May 8, 2013
Picacho Groupings	$1,571,093
Improvements (Mine site warehouse)	18,115
Liabilities:
None	-
Fair market value of net identifiable assets acquired	1,589,208
Less: Fair value of the consideration transferred for ACM	-
Add: Release of Adit’s tax liability due to the termination of the purchase	1,900,763
Value of assigned gain on bargain acquisition of ACM	$3,489,971

Note 14.	Subsequent Events

1.	On January 9, 2014, the Company entered into an Investment Agreement with Panormus Trust and Investments Ltd. and Mediterranea Trust Ltd., collectively referred to as MTI.

The Agreement grants MTI the right to invest in Tara Minerals through the purchase of up to $2,025,000 in the restricted common stock of the Company at $0.30 per share and a targeted loan of $4,725,000 for the development of the Don Roman Groupings (the "Don Roman Project Loan").  The  investment  is structured  as a  combination  of  an equity private  placement  and  a  loan  for  tax efficiency.

TARA MINERALS CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

The targeted Don Roman Project Loan will be used to advance the Don Roman Groupings to commercial production and is payable from 49% of the net income realized from the minerals recovered from the concession area of the Don Roman Groupings.  Initially, MTI’s 49% net income interest will be designated as loan repayment.  Once the loan has been repaid, MTI will continue to receive 49% of the net income realized from the Don Roman Groupings.

The Company and MTI formed a Management Committee which oversees operations based on a committee approved Business Plan. The loan proceeds will be released from a segregated account based on approved expenditures.  Although the Management Committee has been active in the beginning stages of planning, the funds have not yet been received from MTI.

2.	AMM received refunds of IVA taxes during January and February for a total refund of $40,489.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Tara Minerals’ management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of Tara Minerals’ internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, Tara Minerals’ management concluded that Tara Minerals’ internal control over financial reporting was effective as of December 31, 2013.

There was no change in Tara Minerals’ internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, Tara Minerals’ internal control over financial reporting.

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

Name	Age	Position
Francis R. Biscan, Jr.	53	President, Chief Executive Officer and a Director
David Barefoot	49	Chief Operating Officer and a Director
Lynda R. Keeton-Cardno	42	Chief Financial Officer, Secretary and Treasurer
Ramiro Trevizo	57	Director

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

The following table shows the compensation paid or accrued during the three years ended December 31, 2013 to the executive officers of Tara Minerals.

				Stock	Option	All Other Annual
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	Total
Francis R. Biscan,	2013	$184,000	$-	$-	$-	$-	$184,000
President and Chief	2012	184,000	-	-	-	-	184,000
Executive Officer	2011	184,000	-	-	-	-	184,000

Dave Barefoot	2013	136,000	-	-	-	-	136,000
Chief Operating	2012	136,000	-	-	-	54,000	190,000
Officer(6)	2011	136,000	-	-	-	-	136,000

Lynda R. Keeton-Cardno,	2013	32,000	-	-	-	-	32,000
Chief Financial Officer,	2012	32,000	-	-	-	-	32,000
Secretary and Treasurer	2011	32,000	-	-	-	-	32,000

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	During the periods covered by the table, the value of Tara Minerals’ shares issued as compensation for services to the persons listed in the table.
(4)	The value of all stock options granted during the periods covered by the table.
(5)	All other compensation received that Tara Gold could not properly report in any other column of the table.

In January 2011, Tara Minerals entered into an employment agreement with Mr. Biscan for three years.  The employment agreement provide that Tara Minerals will pay Mr. Biscan a base salary of $184,000 per year (as amended) and requires Tara Minerals to pay for Mr. Biscan’s medical, dental, optical, life and disability insurance.  In the event there is a material reduction in Mr. Biscan’s authority, duties or activities, in the event Mr. Biscan’s offices are moved to a location which is not conducive to operating in North America, or in the event there is a change in the control of Tara Minerals, then Mr. Biscan may resign from his position at Tara Minerals and receive the remainder of his salary.  For purposes of the employment agreement, a change in control includes the acquisition of more than 50% of the outstanding shares of Tara Minerals’ common stock by a third party or a change in a majority of Tara Minerals’ directors.

Mr. Biscan’s employment agreement will also terminate upon the death or physical or mental disability of Mr. Biscan, in which case Mr. Biscan, or his legal representative, as the case may be, will be paid the salary provided by the employment agreement for a period of one year following Mr. Biscan’s death or disability.

In January 2011, Tara Minerals entered into an employment agreement with Mr. Barefoot for three years.  The employment agreement provided that Tara Minerals will pay Mr. Barefoot a base salary of $136,000 per year and requires Tara Minerals to pay for Mr. Barefoot’s medical, dental, optical, life and disability insurance.  In the event there is a material reduction in Mr. Barefoot’s authority, duties or activities, in the event Mr. Barefoot’s offices are moved to a location which is not conducive to operating in North America, or in the event there is a change in the control of Tara Minerals, then Mr. Barefoot may resign from his position at Tara Minerals and receive the remainder of his salary.  For purposes of the employment agreement, a change in control includes the acquisition of more than 50% of the outstanding shares of Tara Minerals’ common stock by a third party or a change in a majority of Tara Minerals’ directors.

Mr. Barefoot’s employment agreement will also terminate upon the death or physical or mental disability of Mr. Barefoot, in which case Mr. Barefoot, or his legal representative, as the case may be, will be paid the salary provided by the employment agreement for a period of one year following Mr. Barefoot’s death or disability.

In January 2011, Tara Minerals entered into an employment agreement with Ms. Lynda R. Keeton-Cardno for one year and was continued during 2012 and 2013.  The employment agreement provides that Tara Minerals will pay Ms. Keeton-Cardno a base salary of $32,000.

The following shows the amounts that Tara Minerals expects to pay to its officers during the twelve month period ending December 31, 2014 and the time these persons plan to devote to Tara Minerals’ business.

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

Compensation of Directors.  Tara Minerals’ directors did not receive any compensation for their services as directors during the fiscal year ended December 31, 2013, 2012 or 2011.

Compensation Committee, Interlocks and Insider Participation.  Our directors, Francis R. Biscan Jr., David Barefoot and Ramiro Treviso act as our compensation committee.  Mr. Biscan and Mr. Barefoot are also officers and directors of Tara Gold Resources Corp., and act as the compensation committee for Tara Gold Resources.  Other than the foregoing, during the year ended December 31, 2013, none of our officers was a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee.

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

Summary.  The following lists, as of April 14, 2014, the options granted and the bonus shares issued pursuant to the Plans.  Each option represents the right to purchase one share of Tara Minerals’ common stock.

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

The following table shows the weighted average exercise price of the outstanding options granted pursuant to Tara Minerals’ Stock Option Plans as of December 31, 2013.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of This Table

Incentive Stock Option Plan	750,000	$0.25	250,000
Non-Qualified Stock Option Plan	1,600,000	$0.24	1,400,000

The following lists the unexercised options which were outstanding as of April 14, 2014, and held by the Tara Minerals’ officers and directors.

		Shares underlying unexercised options which are
Name	Date of Grant	Exercisable	Unexercisable	Exercise Price	Expiration Date
Francis R. Biscan, Jr.	5/5/11	340,000	160,000	$0.58	2016-2018
Francis R. Biscan, Jr.	1/5/10	750,000		$0.05	1/5/15
Ramiro Trevizo	1/5/10	250,000		$0.05	1/5/15
David Barefoot	9/30/10	200,000		$1.00	2015-2016

The following lists the shares issued pursuant to Tara Minerals’ Stock Bonus Plan:

Name	Date	Shares Issued
Francis R. Biscan, Jr.	4/23/09	250,000
Francis R. Biscan, Jr.	1/05/10	50,000
Ramiro Trevizo	4/23/09	200,000
Ramiro Trevizo	1/05/10	25,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following sets forth information as of April 14, 2014, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our directors and named executive officers and (iii) all of our directors and named executive officers as a group.

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

As of April 14, 2014, there were 81,082,278 shares of our common stock issued and outstanding.

Name and Address	Number of Shares (1)	Percent of Class
Francis R. Biscan, Jr. (2)	2,567,912	3.1%
2162 Acorn Court
Wheaton, IL 60189

David Barefoot (2)	200,000	0.2%
240 Columbus Circle
Longwood, FL 32750

Lynda R. Keeton-Cardno (2)	100,500	0.1%
185 Bethany St.
Henderson, NV 89074

Ramiro Trevizo	256,000	0.3%
Calle Oregon #2432
Quintas del Sol, Chihuahua
Chihuahua, CP 31214
Mexico

Tara Gold Resources Corp. (2)	35,758,430	43.3%
375 N. Stephanie St., Ste. 211
Henderson, NV 89074

All officers and directors as a group 4 persons)	38,882,842	47.1%

(1)	Includes shares issuable upon the exercise of options held by the persons identified in Item 11 above.
(2)	Mr. Biscan, Mr. Barefoot, and Ms. Keeton-Cardno control Tara Minerals Corp.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

There were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during 2013 or 2012, or any currently proposed transaction, in which Tara Mineral was or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest. We do not have a written policy regarding related party transactions.

During the year ended December 31, 2013 there have been no issuances of Tara Minerals’ stock to officers, directors or affiliates.

Item 14.  Principal Accountant Fees and Services.

Wilson Morgan LLP performed the Tara Minerals interim reviews for 2012. StarkSchenkein, LLP, audited the financials statement for 2012 and 2013 and performed the interim reviews for 2013.  The following table shows the aggregate fees billed to Tara Minerals for these periods.

	Year ended December 31, 2013	Year ended December 31, 2012
Audit Fees	$50,000	$54,376
Audit-Related Fees	-	-
Financial Information Systems	-	-
Design and Implementation Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

In the above table, “audit fees” are fees billed for services provided related to the audit of Tara Minerals annual financial statements, quarterly reviews of Tara Minerals interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of Tara Minerals financial statements. “Tax fees” are fees billed by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Audit fees represent amounts billed for professional services rendered for the audit of Tara Minerals’ annual financial statements and the review of Tara Minerals’ interim financial statements.  Stark Schenkein LLP was engaged in 2013 to audit the period ending December 31, 2012 and to audit the period ending December 31, 2013 and that engagement was approved by the Tara Minerals’ Directors.

Our Board of Directors pre-approves all services provided by our independent accountants. Our Board of Directors reviewed and approved all of the above services and fees.

Item 15.	Financial Statements and Exhibits.

a)	See Item 13
b)	Exhibits

Exhibit Number	Exhibit Name
3.1	Articles of Incorporation	1
3.2	Bylaws	1
4.1	Incentive Stock Option Plan	1
4.2	Non-Qualified Stock Option Plan	1
4.3	Stock Bonus Plan	1
10.1	Acquisition Agreement – Pilar de Mocoribo property	1
10.2	Acquisition Agreement – Don Roman property	1
10.3	Acquisition Agreement – Las Nuvias property	1
10.4	Consulting Agreement with Qualico Capital	1
10.5	Assignments of mining properties	1
10.6	Acquisition Agreement – Centenario Prospect	2
10.7	Service Agreement with Roadshows International	3
10.8	Consulting Agreement with Lions Gate International	3
10.9	Consulting Agreement with Sudhir Khanna	3
10.10	Consulting Agreement with Mayfair Associates	3
10.11	Settlement Agreement with Lions Gate Capital 5/1/09	3
10.12	Sales Contract of Common Stock from Ramiro Trevizo Ledezma to ACM	3
10.13	Sales Contract of Common Stock from Ramiro Trevizo Gonzales to ACM	3
10.14	Amended Agreement – Picacho Property	4
10.15	Purchase Agreement – Technical Data	4
10.16	Adit’s Incentive Stock Option Plan	4
10.17	Adit’s Non-Qualified Stock Option Plan	4
10.18	Adit’s Stock Bonus Plan	4
10.19	Tara Minerals convertible note with Adit	4
10.20	Amended Tara Minerals convertible note with Adit	4
10.21	Modified Agreement – Centenario	5
10.22	Acquisition Agreement – Centenario’s technical data	5
10.23	Acquisition Agreement – La Palma	5
10.24	Acquisition Agreement –La Palma’s technical data	5
10.25	Acquisition Agreement – La Verde	5
10.26	Letter of Intent – Don Roman grouping	5
10.27	Acquisition Agreement – Tania Iron Ore property	5
10.28	Acquisition Agreement –La Verde’s technical data	6
10.29	Subcontractor Agreement – Tania Iron Ore Project	6
10.30	Royalty Units – Term Sheet	6
10.31	Employment Agreement – Francis Biscan	8
10.32	Employment Agreement – Lynda R. Keeton	6
10.33	Transfer Agreement between ACM and Amermin – Picacho Fractions properties	6
10.34	Royalty Units – Subscription Agreements	6
10.35	Carnegie Agreement - Don Roman Property	6
10.36	Schedule E to the Carnegie Agreement - Don Roman Property	6
10.37	Acquisition Agreement – Las Viboras Dos	7
10.38	Acquisition Agreement – Exploitation rights on Champinon	7
10.39	Employment Agreement – David Barefoot	8
10.40	Acquisition Agreement – El Champinon’s technical data	9
10.41	Purchase Agreement among Adit Resources Corp., ACM and Yamana Mexico Holdings B.V.	9
10.42	Amended Purchase Agreement among Adit Resources Corp., ACM and Yamana Mexico Holdings B.V.	10

10.43	Settlement Agreement and Mutual Release with Carnegie	11
10.44	Identifying Numbers for Mining Claims	12
14	Code of Ethics	8
21	Subsidiaries	4
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	12
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	12
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer	12
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer	12
95	Mine Safety Disclosures	12
101.INS	XBRL Instance Document	12
101.SCH	XBRL Taxonomy Extension Schema Document	12
101.CAL	XBRL Taxonomy Calculation Linkbase Document	12
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	12
101.LAB	XBRL Taxonomy Label Linkbase Document	12
101.PRE	XBRL Taxonomy Presentation Linkbase Document	12

1	Incorporated by reference to the exhibits filed with Tara Minerals’ registration statement on Form SB-2.
2	Incorporated by reference to the same exhibit filed with Tara Minerals’ report on Form 10-K for the year ended October 31, 2008.
3	Incorporated by reference to the same exhibits filed with Tara Minerals’ report on Form 10-K for the year ended December 31, 2009.
4	Incorporated by reference to the same exhibits filed with Tara Minerals’ report on Form 10-K for the year ended December 31, 2010.
5	Incorporated by reference to the exhibits filed with Tara Minerals’ report on Form 10-Q for the quarter ended March 31, 2011.
6	Incorporated by reference to the exhibits filed with Tara Minerals’ report on Form 10-Q for the quarter ended June 30, 2011.
7	Incorporated by reference to the exhibits filed with Tara Minerals’ report on Form 10-Q for the quarter ended September 30, 2011.
8	Incorporated by reference to the same exhibits filed with Tara Minerals’ report on Form 10-K for the year ended December 31, 2011.
9	Incorporated by reference to the exhibits filed with Tara Minerals’ report on Form 10-Q for the quarter ended June 30, 2012.
10	Incorporated by reference to the exhibits filed with Tara Minerals’ report on Form 10-Q for the quarter ended September 30, 2012.
11	Incorporated by reference to exhibit filed with Tara Minerals on Form 8-K filed on March 19, 2013.
12	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARA MINERALS CORP.
(Registrant)

Dated: April 14, 2014	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., President,
Chief Executive Officer and Director

Dated: April 14, 2014	By:	/s/ Lynda R. Keeton-Cardno
Lynda R. Keeton-Cardno, CPA
Principal Financial and Accounting Officer

Dated: April 14, 2014	By:	/s/ David Barefoot
David Barefoot
Director

Dated: April 14, 2014	By:	/s/ Ramiro Trevizo Sr.
Ramiro Trevizo Sr.
Director