Form 10-Q
period 2014-03-31
Tara Minerals Corp.
filed 2014-05-19
CIK 1387054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of May 19, 2014, the Company had 81,082,278 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014 AND FOR
THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
AND
THE PERIOD FROM INCEPTION (MAY 12, 2006) THROUGH MARCH 31, 2014

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$82,055	$76,758
Other receivables, net	120,766	73,106
Prepaid assets	100,146	114,425
Assets held for disposal, net	29,262	29,262
Other current assets	21,653	21,684
Total current assets	353,882	315,235

Property, plant, equipment, mine development and land, net	7,068,015	7,344,419
Total assets	$7,421,897	$7,659,654

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,689,095	$1,410,281
Notes payable, current portion	118,784	38,614
Convertible notes payable, net	205,108	75,652
Due to related parties, net of due from	1,467,583	1,517,615
Total current liabilities	3,480,570	3,042,162
Notes payable, non-current portion	23,739	28,005
Total liabilities	3,504,309	3,070,167

Stockholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 81,082,278 shares	81,082	81,082
Additional paid-in capital	37,286,709	37,191,859
Common stock payable	47,466	47,466
Accumulated deficit during exploration stage	(36,515,483)	(35,757,123)
Accumulated other comprehensive loss	(171,310)	(167,584)
Total Tara Minerals stockholders’ equity	728,464	1,395,700
Non-controlling interest	3,189,124	3,193,787
Total stockholders’ equity	3,917,588	4,589,487
Total liabilities and stockholders’ equity	$7,421,897	$7,659,654

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,		From Inception May 12, 2006 to March 31,
	2014	2013	2014

Mining revenues	$105,316	$-	$265,737
Cost of revenue	-	-	658,007
Gross margin	105,316	-	(392,270)
Exploration expenses	163,393	241,563	8,711,664
Operating, general and administrative expenses	553,259	790,591	32,223,707
Net operating loss	(611,336)	(1,032,154)	(41,327,641)

Non-operating income (loss):
Interest income	12,454	12,652	257,872
Interest expense	(126,344)	(202,015)	(2,464,715)
Gain (loss) on debt due to extinguishment and conversion	5,000	-	(778,952)
Loss on disposal or sale of assets	(54,558)	-	(86,088)
Gain on dissolution of joint venture	-	-	100,000
Settlement loss, net	-	(861,996)	(1,814,996)
Gain on bargain acquisition of ACM	-	-	3,489,971
Impairment of long lived assets	-	-	(28,001)
Other income	11,761	144	1,539,188
Total non-operating income (loss)	(151,687)	(1,051,215)	214,279
Loss before income taxes	(763,023)	(2,083,369)	(41,113,362)
Income tax benefit	-	-	959,000
Loss from continuing operations	(763,023)	(2,083,369)	(40,154,362)
Discontinued operations:
Gain from discontinued operations, net of tax	-	-	3,618,402
Net loss	(763,023)	(2,083,369)	(36,535,960)
Net loss attributable to non-controlling interest	4,663	870	20,477
Net loss attributable to Tara Minerals’ shareholders	(758,360)	(2,082,499)	(36,515,483)

Other comprehensive loss:
Foreign currency translation loss	(3,726)	(51,311)	(171,310)
Total comprehensive loss	$(762,086)	$(2,133,810)	$(36,686,793)

Net loss per share, basic and diluted	$(0.01)	$(0.03)

Weighted average number of shares, basic and diluted	81,082,278	69,090,834

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,		From Inception May 12, 2006 to March 31,
	2014	2013	2014
Cash flows from operating activities:
Net loss attributable to Tara Minerals’ shareholders	$(758,360)	$(2,082,499)	$(36,515,483)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	73,557	72,912	1,246,607
Allowance for doubtful accounts	2,517	118,235	2,747,237
Stock based compensation and stock bonuses	-	-	9,199,375
Common stock issued for services and other expenses	-	18,000	6,173,500
Settlement loss, net	-	861,996	314,996
Non-controlling interest in net (loss) income of consolidated subsidiaries	(4,663)	(870)	(20,487)
Non-controlling interest - stock issued to third parties of subsidiaries	-	-	671,028
Accretion of beneficial conversion feature and debt discount	114,306	200,000	2,343,533
Exploration expenses paid with parent and subsidiary common stock	-	-	4,146,365
Loss on debt due to extinguishment and conversion	(5,000)	-	778,952
Accrued interest converted to common stock	-	-	84,438
Deferred tax asset, net	-	-	(959,000)
Gain from discontinued operations, net of tax	-	-	(3,618,402)
Gain on dissolution of joint venture	-	-	(100,000)
Gain on bargain purchase of ACM	-	-	(3,489,971)
Other	54,558	-	175,431
Changes in current operating assets and liabilities:
Other receivables, net	1,948	(110,573)	(1,700,687)
Prepaid expenses	14,279	354	(152,266)
Other assets	31	(1,255)	(90,613)
Accounts payable and accrued expenses	459,977	133,460	1,939,557
Net cash used in operating activities	(46,850)	(790,240)	(16,825,890)
Cash flows from investing activities:
Acquisition of property, plant, equipment, land and construction in progress	-	(221,386)	(3,424,246)
Purchase of mining concession including mining deposits	-	-	(1,719,907)
Proceeds from the sale or disposal of assets	-	-	29,128
Proceeds from the sale of ACM	-	-	7,500,000
Investment in ACM	-	-	(224,521)
Other	-	-	(1,721)
Net cash (used in) provided by investing activities	-	(221,386)	2,158,733
Cash flows from financing activities:
Cash from the sale of common stock	-	700,000	12,124,588
Proceeds from notes payable, related party	-	-	150,000
Proceeds from notes payable	110,000	-	1,540,000
Payments towards notes payable	(4,095)	(11,013)	(2,087,256)
Payments towards notes payable, related party	-	-	(100,000)
Payment towards equipment financing	-	-	(201,438)
Change in due to/from related parties, net	(50,032)	(82,486)	1,025,983
Payments from joint venture partners	-	-	100,000
Non-controlling interest – cash from the sale of common stock of subsidiaries	-	-	2,368,645
Net cash provided by financing activities	55,873	606,501	14,920,522

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)

	For the Three Months Ended March 31,		From Inception May 12, 2006 to March 31, 2014
	2014	2013	2014

Effect of exchange rate changes on cash	(3,726)	(51,311)	(171,310)

Net (decrease) increase in cash	5,297	(456,436)	82,055
Beginning of period cash balance	76,758	906,663	-
End of period cash balance	$82,055	$450,227	$82,055

Supplemental Information:
Interest paid	$663	$2,011	$308,104
Income taxes paid	$-	$-	$10,565

Non-cash Investing and Financing Transactions:

Purchase of mining concession paid by debt to related party plus capitalized interest	$-	$-	$1,445,448
Purchase of concession paid with notes payable or mining deposit plus capitalized interest	$-	$-	$3,400,837
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$-	$-	$2,101,293
Beneficial conversion value for convertible debt and financial instruments	$94,850	$-	$2,109,850
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	$-	$800,000	$3,109,438
Purchase of property and equipment through debt and common stock	$-	$-	$1,327,089
Issuance of common stock payable for services	$-	$50,400	$50,400
Other	$-	$-	$319,480

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA MINERALS CORP. AND SUBSIDIARIES
(A Subsidiary of Tara Gold Resources Corp.)
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation:

The accompanying Condensed Consolidated Financial Statements of Tara Minerals Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Significant accounting policies disclosed therein have not changed, except as noted below.

Tara Minerals owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation, and owns 87% of the common stock of Adit Resources Corp. (“Adit”). Adit in turns owns 99.99% of American Copper Mining, S.A. de C.V. (“ACM”). All of Tara Minerals’ operations in Mexico are conducted through AMM and ACM since Mexican law provides that only Mexican corporations are allowed to own mining properties.  AMM’s primary focus is on industrial minerals, e.g. copper, zinc.  Adit, through ACM, focuses on gold mining concessions.

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

Tara Minerals is a subsidiary of Tara Gold Resources Corp. (“Tara Gold” or “the Company’s Parent”).

The accompanying condensed consolidated financial statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of March 31, 2014 and December 31, 2013, the condensed consolidated results of its operations for the three months ended March 31, 2014 and 2013 and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Relevant exchange rates used in the preparation of the financial statements for AMM and ACM are as follows for the three months ended March 31, 2014 and 2013.  Mexican pesos per one U.S. dollar:

	March 31, 2014
Current exchange rate	Ps.	13.0841
Weighted average exchange rate for the three months ended	Ps.	13.2339

	March 31, 2013
Current exchange rate	Ps.	12.3546
Weighted average exchange rate for the three months ended	Ps.	12.6468

The Company’s significant accounting policies are:

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

	March 31, 2014	December 31, 2013
	(Unaudited)
Allowance – recoverable value-added taxes	$1,599,620	$1,597,407
Allowance – other receivables	348,737	348,433
Total	$1,948,357	$1,945,840

Bad debt expense was $2,517 and $118,235 at March 31, 2014 and 2013, respectively.

AMM received refunds of $40,489 for IVA taxes during January and February 2014.

Reclamation and remediation costs (asset retirement obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs.

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate, at the end of each period, of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing remediation, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. There were no reclamation and remediation costs incurred or accrued as of March 31, 2014 and 2013.

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

Note 2.	Property, plant, equipment, mine development and land, net

	March 31, 2014	December 31, 2013
	(Unaudited)
Land	$19,590	$19,590

Mining concessions:
Pilar (a)	710,172	710,172
Don Roman (See Note 4)	521,739	521,739
Las Nuvias	100,000	100,000
Centenario	635,571	635,571
La Palma	80,000	80,000
La Verde	60,000	60,000
Dixie Mining District	650,000	650,000
Picacho Groupings	1,571,093	1,571,093
Mining concessions	4,328,575	4,328,575

Property, plant and equipment	3,897,097	4,142,245
	8,245,262	8,490,410
Less – accumulated depreciation	(1,177,247)	(1,145,991)
	$7,068,015	$7,344,419

Pilar, Don Roman, Las Nuvias, Centenario, La Palma and La Verde properties are located in Mexico and are known as the Don Roman Groupings.

The Picacho and Picacho Fractions are located in Mexico and are known as the Picacho Groupings.

a.
In January 2007, the Company acquired the Pilar de Mocoribo Prospect (“Pilar”) from Tara Gold for $739,130 plus $115,737 of value-added tax (as amended).  The Company owes $535,659 for this mining concession (including the applicable value-added tax).

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $739,130 have been discounted using the incremental borrowing rate of 5.01%. As of March 31, 2014, the present value of future payments is as follows:

	Debt	IVA	Total
Total remaining debt	$486,739	$77,878	$564,617
Imputed interest	(28,958)	-	(28,958)
Present value of debt	$457,781	$77,878	$535,659

Note 3.	Notes Payable and Convertible Notes Payable, net

The following table represents the outstanding balance of notes payable.

	March 31, 2014	December 31, 2013
	(Unaudited)
Auto loans	$62,523	$66,619
Notes payable	80,000	-
Convertible notes payable, net	205,108	75,652
	347,631	142,271
Less – current portion	(118,784)	(38,614)
Less – current portion convertible notes payable, net	(205,108)	(75,652)
Total – non-current portion	$23,739	$28,005

During the three months ended March 31, 2014 the Company converted balances with two vendors to notes payable in the amount of $80,000 and recognized a gain on debt extinguishment in the amount of $5,000, notes are due to in May 2014.

During the year ended December 31, 2013 the Company raised $150,000 through the sale of a convertible note. The note payable was due in February 2014 and extended until July 2014; bears interest of 16% per year and can be converted to the Company’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $120,000 of which $120,000 was amortized as of March 31, 2014. Interest expense related to the convertible note was $8,000 as of March 31, 2014.

During the three months ended March 31, 2014 the Company raised $60,000 through the sale of a convertible note. The note payable due in May 2014 and extended until July 2014; can be converted to the Company’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $60,000 of which $39,101 was amortized as of March 31, 2014. Interest expense related to the convertible note was $2,000 as of March 31, 2014.

During the three months ended March 31, 2014 the Company raised $50,000 through the sale of a convertible note. The note payable is due in July 2014 and can be converted to the Company’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $34,850 of which $857 was amortized as of March 31, 2014.

The five year maturity schedule for notes payable and convertible notes payable, net is presented below:

	2014	2015	2016	2017	2018	Total

Auto loans	$38,784	$9,501	$5,948	$6,178	$2,112	$62,523
Note payables	80,000	-	-	-	-	80,000
Convertible note payable, net	205,108	-	-	-	-	205,108
Total	$323,892	$9,501	$5,948	$6,178	$2,112	$347,631

Note 4.	Related Party Transactions

	March 31, 2014	December 31, 2013
	(Unaudited)
Due from related parties	$119,920	$221,592
Due to related parties	(1,587,503)	(1,739,207)
	$(1,467,583)	$(1,517,615)

All transactions with related parties have occurred in the normal course of operations. Mexico based related party transactions are measured at the appropriate foreign exchange amount.

In January 2007, Corporacion Amermin S.A. de C.V. (“Amermin”), a subsidiary of Tara Gold, made the arrangements to purchase Pilar, Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Groupings) and sold the concessions to AMM. At March 31, 2014, Amermin has paid the original note holder in full and AMM owes Amermin $535,659 for the Pilar mining concession and $211,826 for the Don Roman mining concession.

As of March 31, 2014, Amermin had loaned AMM $1,017,439 at 0% interest, due on demand.

As of March 31, 2014, Tara Gold owed the Company a total of $177,419 at 0% interest, due on demand.

The following are intercompany transactions that eliminate during the consolidation of these financial statements:

During 2012, Tara Minerals issued Adit six promissory notes for $4,286,663. During 2013, Tara Minerals issued Adit one promissory note for $610,000. These notes are unsecured, bear interest at U.S. prime rate plus 3.25% per year and are due and payable between May 2014 and January 2015. As of March 31, 2014, Tara Minerals owed Adit $5,413,414 in interest and principal.

Note 5.	Stockholders’ Equity

The Company had no issuances of common stock during the three months ended March 31, 2014.

Note 6.	Options

Tara Minerals has the following incentive plans which are registered under a Form S-8:
•       Incentive Stock Option Plan
•       Nonqualified Stock Option Plan
•       Stock Bonus Plan

There have been no issuances under the Company’s plans in 2014.

On October 28, 2009, Adit adopted the following incentive plans which have not been registered:
•       Incentive Stock Option Plan
•       Nonqualified Stock Option Plan
•       Stock Bonus Plan

There have been no issuances under the Adit plans in 2014.

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

	March 31, 2014	December 31, 2013
Expected volatility	0.00%	218.84%
Weighted-average volatility	0.00%	218.84%
Expected dividends	0	0
Expected term (in years)	0	2.00
Risk-free rate	0.00%	0.22%

A summary of option activity under the plans as of March 31, 2014 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,750,000	$0.24
Granted	-	-
Exercised	-	-
Forfeited, expired or cancelled	-	-
Outstanding at March 31, 2014	2,750,000	$0.24	1.5	$167,440
Exercisable at March 31, 2014	2,340,000	$0.24	1.5	$167,440

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2013	410,000	$0.48
Granted	-	-
Vested	-	-
Forfeited, expired or cancelled	-	-
Non-vested at March 31, 2014	410,000	$0.48

Note 7.	Non-controlling Interest

All non-controlling interest of the Company is a result of the Company’s subsidiaries stock movement and results of operations.  Cumulative results of these activities results in:

	March 31, 2014	December 31, 2013
	(Unaudited)
Common stock for cash	$1,999,501	$1,999,501
Common stock for services	95,215	95,215
Exploration expenses paid for in subsidiary common stock	240,000	240,000
Stock based compensation	1,374,880	1,374,880
Cumulative net loss attributable to non-controlling interest	(20,478)	(15,815)
Treasury stock	(500,000)	(500,000)
Other	6	6
Total non-controlling interest	$3,189,124	$3,193,787

A summary of activity as of March 31, 2014 and changes during the period then ended is presented below:

Non-controlling interest at December 31, 2013	$3,193,787
Net income attributable to non-controlling interest	(4,663)
Non-controlling interest at March 31, 2014	$3,189,124

Note 8.	Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2014 (Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Beneficial conversion feature of note payable (See Note 3)	$54,892	$54,892	$-	$-

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of ACM’s net identifiable assets acquired	$1,589,000	$-	$-	$1,589,000

Liabilities:
Beneficial conversion feature of note payable (See Note 3)	$74,348	$74,348	$-	$-

Note 9.	Subsequent Events

In May 2014, the Company sold 5,000,000 units in a private offering for $750,000 in cash, or $0.15 per unit. Each unit consisted of one share of the Company’s common stock and one warrant. Two warrants entitle the holder to purchase one share of common stock at a price of $0.35 per share at any time on or before May 1, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Tara Minerals was incorporated on May 12, 2006.  During the period from its incorporation through March 31, 2014, Tara Minerals generated revenue of $265,737 and incurred expenses of $658,007 in cost of sales, $8,711,664 in exploration expenses and $32,223,707 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of $9,199,375, pertaining to the issuance of stock based compensation and stock bonuses.

RESULTS OF OPERATIONS

Material changes of certain items in Tara Minerals’ Statement of Operations for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, are discussed below.

Three Months Ended	March 31, 2014	March 31, 2013
(In thousands of U.S. Dollars)
Revenue	$105	$-
Cost of revenue	-	-
Exploration expenses	163	242
Operating, general and administrative expenses	553	791
Net operating loss	$(611)	$(1,032)

For the three months ended March 31, 2014, ore from the exploration process at the Dixie Mining District was sold; compared to the three months ended March 31, 2013, when the Company had no revenues from mining activity at any of its properties.

For the three months ended March 31, 2014, exploration expenses decreased primarily due to Dixie Mining District being dormant due to weather; Mexico properties were dormant pending funding.  Expenses incurred  for the three months ended March 31, were for routine maintenance; compared to the three months ended March 31, 2013, when the Company focused primarily on preliminary work being performed at the Dixie Mining District and Don Roman. In 2013 exploration expenses included expenses for preproduction activities, geology consulting, assaying, field supplies and other mine expenses.

Material changes of certain items in Tara Minerals’ operating, general and administrative expenses for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, and are discussed below.

Three Months Ended	March 31, 2014	March 31, 2013
(In thousands of U.S. Dollars)
Investment banking and investor relations expense	$22	$109
Professional fees	121	238

The decrease in investment banking and investor relations expense for the three months ended March 31, 2014 was primarily due to limited efforts put into investor relations during this period; compared to the three months ended March 31, 2013 when the Company’s efforts were to obtain financing through equity.

Professional fees for the three months ended March 31, 2014, decreased primarily due to lower accounting and security fees at the Mexico office; compared to the three months ended March 31, 2013, which consisted of legal services related to the acquisition of additional acres to be added to the Dixie Mining District in addition to accounting and auditing services performed in the normal course of business.

LIQUIDITY AND CAPITAL RESOURCES

The following is an explanation of Tara Minerals’ material sources and (uses) of cash during the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
(In thousands of U.S. Dollars)
Net cash used in operating activities	$(47)	$(790)
Acquisition of property, plant, equipment, land and construction in progress	-	(221)
Cash from the sale of common stock	-	700
Proceeds from notes payable	110	-
Payments towards notes payable	(4)	(11)
Change in due to/from related parties, net	(50)	(82)
Cash, beginning of period	77	907

Tara Minerals anticipates that its capital requirements during the twelve months ending March 31, 2015 will be:

Exploration and Development – Don Roman Groupings	$200,000
Exploration and Development – Picacho Groupings	160,000
Exploration and Development - Dixie Mining District Groupings	60,000
Property taxes	125,000
General and administrative expenses	1,000,000
Total	$1,545,000

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

Panormus Trust and Investments Ltd. and MTI have acknowledged that they have experienced some administrative and managerial challenges that have resulted in a delay in the release of funds. They have also acknowledged that the challenges have been resolved; the Company has agreed to give them until May 30, 2014 to fund.

Tara Minerals will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

As May 14, 2014, Tara Minerals is still reviewing the Pirita, Tania and Las Viboras Dos properties for continued inclusion as part of the Company’s mining property portfolio.  No payments toward these properties were made in 2014.  The Company may decide to terminate the purchase/lease agreements and return the properties. The Company is critically reviewing all properties for joint venture, option or sale opportunities.

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

Tara Minerals does not have any other commitments or arrangements from any person to provide Tara Minerals with any additional capital.  If additional financing is not available when needed, Tara Minerals may continue to operate in its present mode.

Off-Balance Sheet Arrangements

At March 31, 2014, Tara Minerals had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. The carrying amounts of the Company’s mining properties are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of March 31, 2014 and 2013, respectively, no indications of impairment existed.  As of the May 14, 2014, no events have occurred that would require the write-down of any assets.

Certain mining plant and equipment included in mine development and infrastructure is depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years. Other non-mining assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years.

Financial and Derivative Instruments

The Company periodically enters into financial instruments. Upon entry, each instrument are reviewed for debt or equity treatment.  In the event that the debt or equity treatment is not readily apparent, FASB ASC 480-10-S99 is consulted for temporary treatment.  Once an event takes place that removes the temporary element the Company appropriately reclassifies the instrument to debt or equity.

The Company periodically assesses its financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt, equity, and common stock equivalents in excess of available authorized common shares, and contracts with variable share settlements.  In the event of derivative treatment, the instrument is to marketed to market.

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

Dated: May 19, 2014	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., President,
Chief Executive Officer

Dated: May 19, 2014	By:	/s/ Lynda R. Keeton-Cardno
Lynda R. Keeton-Cardno, CPA
Principal Financial and Accounting Officer