Form 10-Q
period 2014-06-30
FIRMA HOLDINGS CORP.
filed 2014-08-14
CIK 1387054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

COMMISSION FILE NUMBER   333-143512

FIRMA HOLDINGS CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-5000381
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

375 N. Stephanie St. Bldg. 2 Ste. #211
Henderson, NV	89014
(Address of principal executive offices)	(Zip code)

(888) 901-4550
(Registrant's telephone number, including area code)

TARA MINERALS CORP.
(Former name or former address if changed since last report)

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

As of August 14, 2014, the Company had 88,112,330 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(formerly known as Tara Minerals Corp.)
(A Subsidiary of Tara Gold Resources Corp.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014 AND FOR
THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(formerly known as Tara Minerals Corp.)
(A Subsidiary of Tara Gold Resources Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$131,916	$76,758
Other receivables, net	102,368	73,106
Prepaid assets	107,500	114,425
Assets held for disposal, net	29,262	29,262
Other current assets	21,792	21,684
Total current assets	392,838	315,235

Property, plant, equipment, mine development and land, net	6,993,352	7,344,419
Intellectual property	2,734,040	-
Total assets	$10,120,230	$7,659,654

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,896,031	$1,410,281
Notes and other payables, current portion	1,095,505	38,614
Convertible notes payable, net	251,569	75,652
Due to related parties, net of due from	1,404,435	1,517,615
Total current liabilities	4,647,540	3,042,162
Notes and other payables, non-current portion	1,018,553	28,005
Total liabilities	5,666,093	3,070,167

Stockholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 88,112,330 and 81,082,278 shares	88,112	81,082
Additional paid-in capital	38,868,520	37,191,859
Common stock payable	-	47,466
Accumulated deficit	(37,508,643)	(35,757,123)
Accumulated other comprehensive loss	(182,737)	(167,584)
Total Firma Holdings stockholders’ equity	1,265,252	1,395,700
Non-controlling interest	3,188,885	3,193,787
Total stockholders’ equity	4,454,137	4,589,487
Total liabilities and stockholders’ equity	$10,120,230	$7,659,654

See accompanying notes to these Condensed Consolidated Financial Statements.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(formerly known as Tara Minerals Corp.)
(A Subsidiary of Tara Gold Resources Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Mining revenues	$-	$-	$105,316	$-
Cost of revenue	-	-	-	-
Gross margin	-	-	105,316	-
Exploration expenses	312,468	312,625	475,861	554,188
Operating, general and administrative expenses	637,162	997,486	1,190,422	1,788,077
Net operating loss	(949,630)	(1,310,111)	(1,560,967)	(2,342,265)

Non-operating (loss) income:
Interest income	12,588	12,835	25,042	25,487
Interest expense	(60,338)	(1,864)	(186,681)	(203,879)
Gain on debt due to extinguishment	-	-	5,000	-
Gain (loss) on disposal or sale of assets	3,882	-	(50,676)	-
Settlement loss, net	-	-	-	(861,996)
Gain on bargain acquisition of ACM	-	3,496,857	-	3,496,857
Other income	99	-	11,860	144
Total non-operating (loss) income	(43,769)	3,507,828	(195,455)	2,456,613
Loss (gain) before income taxes	(993,399)	2,197,717	(1,756,422)	114,348
Income tax provision	-	(4,925,000)	-	(4,925,000)

Net loss	(993,399)	(2,727,283)	(1,756,422)	(4,810,652)
Net loss attributable to non-controlling interest	239	76,084	4,902	76,954
Net loss attributable to Firma Holdings’ shareholders	(993,160)	(2,651,199)	(1,751,520)	(4,733,698)

Other comprehensive (loss) income:
Foreign currency translation (loss) income	(11,427)	53,422	(15,153)	2,111
Total comprehensive loss	$(1,004,587)	$(2,597,777)	$(1,766,673)	$(4,731,587)

Net loss per share, basic and diluted	$(0.01)	$(0.04)	(0.02)	$(0.07)

Weighted average number of shares, basic and diluted	81,545,798	71,210,410	81,315,318	70,156,477

See accompanying notes to these Condensed Consolidated Financial Statements.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(formerly known as Tara Minerals Corp.)
(A Subsidiary of Tara Gold Resources Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss attributable to Firma Holdings’ shareholders	$(1,751,520)	$(4,733,698)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	146,835	150,115
Allowance for doubtful accounts	51,968	39,432
Stock based compensation and stock bonuses	59,645	59,645
Common stock issued for services and other expenses	-	117,000
Settlement loss, net	-	861,996
Non-controlling interest in net (loss) of consolidated subsidiaries	(4,902)	(76,954)
Accretion of beneficial conversion feature and debt discount	160,767	200,000
Loss on debt due to extinguishment and conversion	(5,000)	-
Deferred tax asset, net	-	4,925,000
Gain on bargain purchase of ACM	-	(3,496,857)
Other	50,705	-
Changes in current operating assets and liabilities:
Other receivables, net	(23,029)	(54,976)
Prepaid expenses	6,925	43,700
Other assets	(108)	67
Accounts payable and accrued expenses	666,076	27,041
Net cash used in operating activities	(641,638)	(1,938,489)
Cash flows from investing activities:
Acquisition of property, plant, equipment, land and construction in progress	-	(184,750)
Acquisition of intellectual property	(547,412)
Purchase of mining concession including mining deposits	-	(399,926)
Net cash used in by investing activities	(547,412)	(584,676)
Cash flows from financing activities:
Cash from the sale of common stock	1,295,102	2,050,000
Proceeds from notes payable	110,000	-
Payments towards notes payable	(32,561)	(15,475)
Change in due to/from related parties, net	(113,180)	837,689
Net cash provided by financing activities	1,259,361	2,872,214

Effect of exchange rate changes on cash	(15,153)	2,111

Net increase in cash	55,158	351,160
Beginning of period cash balance	76,758	906,663
End of period cash balance	$131,916	$1,257,823

Supplemental Information:
Interest paid	$3,172	$3,740
Income taxes paid	$-	$-

Non-cash Investing and Financing Transactions:
Beneficial conversion value for convertible debt and financial instruments	$94,850	$-
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	$-	$800,000
Acquisition of intellectual property through debt and options	$2,186,629	$-
Construction in progress reclassified to property, plant and equipment	$-	$112,582
Other	$47,466	$-

See accompanying notes to these Condensed Consolidated Financial Statements.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(formerly known as Tara Minerals Corp.)
(A Subsidiary of Tara Gold Resources Corp.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation:

On June 3, 2014 the Company amended its Articles of Incorporation changing its name from Tara Minerals Corp. to Firma Holdings Corp.

The accompanying Condensed Consolidated Financial Statements of Firma Holdings Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Significant accounting policies disclosed therein have not changed, except as noted below.

Firma Holdings has two business segments:  mining and agriculture.

The Company’s mining segment consists of American Metal Mining and Adit Resources.  The Company owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation, and owns 87% of the common stock of Adit Resources Corp. (“Adit”). Adit in turns owns 99.99% of American Copper Mining, S.A. de C.V. (“ACM”), a Mexican corporation. All of Firma Holdings’ operations in Mexico are conducted through AMM and ACM since Mexican law provides that only Mexican corporations are allowed to own mining properties.  AMM’s primary focus is on industrial minerals, e.g. gold, copper, zinc.  Adit, through ACM, focuses on gold mining concessions.

The Company’s agricultural segment consists of its wholly owned subsidiary Firma IP Corp., a Nevada corporation which was established in May 2014.

In these financial statements, references to "Company," "we," "our," and/or "us," refer to Firma Holdings Corp. and, unless the context indicates otherwise, its consolidated subsidiaries.

Firma Holdings is a subsidiary of Tara Gold Resources Corp. (“Tara Gold” or “the Company’s Parent”).

The accompanying condensed consolidated financial statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of June 30, 2014 and December 31, 2013, the condensed consolidated results of its operations for the three and six months ended June 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All amounts are in U.S. dollars unless otherwise indicated. All significant inter-company balances and transactions have been eliminated in consolidation.

The reporting currency of the Company, Firma IP Corp., and Adit is the U.S. dollar.  The functional currency of AMM and ACM is the Mexican Peso. As a result, the financial statements of these subsidiaries have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for non-monetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with non-monetary assets and liabilities, and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement gain (loss) is recorded to other comprehensive gain (loss).

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements for AMM and ACM are as follows for the six months ended June 30, 2014 and 2013.  Mexican pesos per one U.S. dollar:

	June 30, 2014 (Unaudited)
Current exchange rate	Ps.	13.0002
Weighted average exchange rate for the six months ended	Ps.	13.1171

	June 30, 2013
Current exchange rate	Ps.	13.0235
Weighted average exchange rate for the six months ended	Ps.	12.5565

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

	June 30, 2014	December 31, 2013
	(Unaudited)
Allowance – recoverable value-added taxes	$1,646,821	$1,597,407
Allowance – other receivables	350,987	348,433
Total	$1,997,808	$1,945,840

Bad debt expense was $51,968 and $39,432 during the six month period ending June 30, 2014 and 2013, respectively.

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

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate, at the end of each period, of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing remediation, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. There were no reclamation and remediation costs incurred or accrued as of June 30, 2014 and 2013.

Income taxes

Income taxes are provided for using the asset and liability method of accounting in accordance with the Income Taxes Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized by management. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realization of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, management continually assesses the carrying value of our net deferred tax assets.

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

Recently Adopted and Recently Issued Accounting Guidance

Issued

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Adopted

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for these unaudited condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC, did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2.	Property, Plant, Equipment, Mine Development and Land, Net

	June 30, 2014	December 31, 2013
	(Unaudited)
Land	$19,590	$19,590

Mining concessions:
Pilar (a)	710,172	710,172
Don Roman (See Note 5)	521,739	521,739
Las Nuvias	100,000	100,000
Centenario	635,571	635,571
La Palma	80,000	80,000
La Verde	60,000	60,000
Dixie Mining District	650,000	650,000
Picacho Groupings	1,571,093	1,571,093
Mining concessions	4,328,575	4,328,575

Property, plant and equipment	3,883,793	4,142,245
	8,231,958	8,490,410
Less – accumulated depreciation	(1,238,606)	(1,145,991)
	$6,993,352	$7,344,419

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

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $739,130 have been discounted using the incremental borrowing rate of 5.01%. As of June 30, 2014, the present value of future payments is as follows:

	Debt	IVA	Total
Total remaining debt	$486,739	$77,878	$564,617
Imputed interest	(28,958)	-	(28,958)
Present value of debt	$457,781	$77,878	$535,659

Note 3.	Intellectual Property Purchase Agreement

On May 28, 2014 the Company entered into an agreement with FreshTec, Inc. which provides for the Company to acquire technology which can be used for the preservation and protection of fresh fruit, vegetables and flowers during extended periods of shipping and storage. The technology is comprised of patents, trademarks and other intellectual property pertaining to systems and methods for packaging bulk quantities of fresh produce and flowers incorporating modified atmosphere packaging.

The technology, currently named SmartPac, will be made available to growers, packers and end-users for the packing, storage and shipment of bulk quantities of produce.

The purchase price for the SmartPac technology is allocated among the following territories:

•	United States, Mexico and Canada
•	European Union
•	All other countries

In addition to the terms described below to acquire the territories, the agreement provided a stock option to FreshTec, Inc. for 1,000,000 shares of the Company’s common stock, which vest immediately and have a term of 1 year.

The value of the intellectual property purchased follows the guidance as prescribed by both the Intangibles and Business Combinations Topics of the FASB ASC which focuses on capturing the transactional costs of an asset acquisition.  As such we have valued the intellectual property based on the hard costs and stock option value of the contract plus legal fees directly related to the purchase.  Excluded from the valuation are items that are solely dependent on selling units of the SmartPac product.  Such payments are only payable should a unit be sold.

A.	To acquire the rights for the United States, Mexico and Canada, the Company has paid or must pay FreshTec:

(i)	$500,000 at closing.
(ii)
$0.25 for each SmartPac unit sold in the United States or Mexico by the Company plus 50% of the Net Royalties received by the Company from licensing the rights to use the technology in the United States, Mexico and Canada until such time as FreshTec is paid $14,500,000,

(iii)
during the six month period following the closing of the transaction, and until the Company has paid FreshTec $1,000,000, 25% of the Net Royalties received by the Company from any licensee having the right to sell SmartPac units in the United States, Mexico or Canada, and

(iv)
after the royalties paid to FreshTec equal $14,500,000, $0.15 for each SmartPac unit sold by the Company in the United States, Mexico or Canada plus 25% of the Net Royalties received by the Company from licensing the rights to use the technology in the United States, Mexico and Canada.

On prior to the end of the fifteen-year period commencing on the closing date of the transaction, if the Company has not paid FreshTec royalties of $14,500,000, the Company may, at its option, either pay to FreshTec the difference between $14,500,000 and the royalties paid to FreshTec, or re-convey to FreshTec the rights for the United States, Mexico and Canada.

B.	To acquire the rights to countries in the European Union the Company must pay to FreshTec:

(i)
no later than six months after the closing of the transaction, $1,000,000, less any amounts paid pursuant to A. (iii) above and B. (ii) and (iii) below, or re-convey to FreshTec the rights for the European Union,

(ii)
$0.25 for each SmartPac unit sold in the European Union by the Company plus 50% of the Net Royalties received by the Company from licensing the rights to use the technology in the European Union until such time as FreshTec is paid $14,000,000, and

(iii)
after the royalties paid to FreshTec equal $14,000,000, $0.15 for each SmartPac unit sold by the Company in the European Union plus 25% of the Net Royalties received by the Company from licensing the rights to use the technology in the European Union.

If the Company exercises its right to re-convey the technology pursuant to B. (i) above, FreshTec is required to pay to the Company any amounts spent by the Company on maintaining or pursuing any patents pertaining to the countries in the European Union and  refund to the Company any amounts paid to FreshTec pursuant to A (iii).

C.	To acquire the rights to all other countries the Company must pay FreshTec:

(i)	no later than eighteen months after the closing of the transaction, $1,000,000, less any amounts paid pursuant to C. (ii) and (iii) below, or re-convey to FreshTec the rights for the other countries,
(ii)
$0.25 for each SmartPac unit sold in the other countries by the Company plus 50% of the Net Royalties received by the Company from licensing the rights to use the technology in the other countries until such time as FreshTec is paid $9,000,000, and

(iii)
after the royalties paid to FreshTec equal $9,000,000, $0.15 for each SmartPac unit sold by the Company in the other countries plus 25% of the Net Royalties received by the Company from licensing the rights to use the technology in the other countries.

If the Company exercises its right to re-convey the technology pursuant to C. (i) above, FreshTec is required to pay to the Company any amounts spent by the Company on maintaining or pursuing any patents pertaining to the other countries.

When the last patent pertaining to the SmartPac technology expires, the royalty payable to FreshTec will be reduced to $0.075 for each SmartPac unit sold and the Company will no longer be obligated to pay FreshTec any Net Royalties.

For purpose of the agreement:

The term “Net Royalties” means amounts collected from licensing the SmartPac technology to third parties, less (i) costs and expenses incurred in connection with the licensing transaction; (ii) amounts refunded to a licensee; (iii) sale and other excise taxes, use taxes, tariffs, export license fees and duties; and (iv) commissions paid in connection with the licensing transaction.  Net Royalties do not include any amount received for sales of SmartPac units by any licensee.

Note 4.	Notes Payable and Convertible Notes Payable, Net

The following table represents the outstanding balance of notes payable and convertible notes payable.

	June 30, 2014	December 31, 2013
	(Unaudited)
Auto loans	$44,058	$66,619
Notes payable	70,000	-
Convertible notes payable, net	251,569	75,652
FreshTec required payments (See Note 2)	2,000,000	-
	2,365,627	142,271
Less – current portion	(1,095,505)	(38,614)
Less – current portion convertible notes payable, net	(251,569)	(75,652)
Total – non-current portion	$1,018,553	$28,005

During the six months ended June 30, 2014 the Company converted balances with two vendors to notes payable in the amount of $80,000 and recognized a gain on debt extinguishment in the amount of $5,000. The balance as of June 30, 2014 is $70,000 and is still outstanding.

During the year ended December 31, 2013 the Company raised $150,000 through the sale of a convertible note. The note payable was due in February 2014, extended to July 2014 and again extended until July 2015; bears interest of 16% per year and can be converted to the Company’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $120,000 of which $120,000 was amortized as of June 30, 2014. Interest expense related to the convertible note was $14,000 as of June 30, 2014.

During the six months ended June 30, 2014 the Company raised $60,000 through the sale of a convertible note. The note payable due in May extended to July 2014 and again extended until July 2015; can be converted to the Company’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $60,000 of which $60,000 was amortized as of June 30, 2014. Interest expense related to the convertible note was $5,000 as of June 30, 2014.

During the six months ended June 30, 2014 the Company raised $50,000 through the sale of a convertible note. The note payable is due in July 2014 but extended to July 2015 and can be converted to the Company’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $34,850 of which $26,419 was amortized as of June 30, 2014. Interest expense related to the convertible note was $3,000 as of June 30, 2014.

The five year maturity schedule for notes payable and convertible notes payable, net is presented below for the year’s ending June 30, (unaudited):

	2015	2016	2017	2018	2019	Total

Auto loans	$25,505	$5,781	$6,005	$6,237	$530	$44,058
Note payables	70,000	-	-	-	-	70,000
Convertible note payable, net	251,569	-	-	-	-	251,569
FreshTec required payments (See Note 3)	1,000,000	-	1,000,000	-	-	2,000,000
Total	$1,347,074	$5,781	$1,006,005	$6,237	$530	$2,365,627

Note 5.	Related Party Transactions

	June 30, 2014	December 31, 2013
	(Unaudited)
Due from related parties	$116,417	$221,592
Due to related parties	(1,520,852)	(1,739,207)
	$(1,404,435)	$(1,517,615)

All transactions with related parties have occurred in the normal course of operations. Mexico based related party transactions are measured at the appropriate foreign exchange amount.

In January 2007, Corporacion Amermin S.A. de C.V. (“Amermin”), a subsidiary of Tara Gold, made the arrangements to purchase Pilar, Don Roman and Las Nuvias properties listed in Note 3 (part of the Don Roman Groupings) and sold the concessions to AMM. At June 30, 2014, Amermin has paid the original note holder in full and AMM owes Amermin $535,659 for the Pilar mining concession and $211,826 for the Don Roman mining concession.

As of June 30, 2014, Tara Gold had loaned AMM $1,031,961 at 0% interest, due on demand.

As of June 30, 2014, Tara Gold owed the Company a total of $258,595 at 0% interest, due on demand.

The following are intercompany transactions that eliminate during the consolidation of these financial statements:

During 2012, the Company issued Adit six promissory notes for $4,286,663. During 2013, the Company issued Adit one promissory note for $610,000. These notes are unsecured, bear interest at U.S. prime rate plus 3.25% per year and are due and payable between August 2014 and June 2015. As of June 30, 2014, s owed Adit $5,492,462 in interest and principal.

Note 6.	Stockholders’ Equity

During the year ended December 31, 2013, the Company received mine safety services and trainings valued at $47,466 paid with 213,047 shares of the Company’s common stock valued at $0.22 per share.  These shares were  issued in June 2014.

In May 2014, the Company sold 5,000,000 units in a private offering for $750,000 in cash, or $0.15 per unit. Each unit consisted of one share of the Company’s common stock and one warrant. Two warrants entitle the holder to purchase one share of common stock at a price of $0.35 per share at any time on or before May 1, 2016.

In May 2014, the Company sold 1,817,005 shares in a private offering for $545,103 in cash, or $0.30 per unit.

Note 7.	Options

Firma Holdings has the following incentive plans which are registered under a Form S-8:
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

On May 28, 2014 the Company entered into an agreement with FreshTec, Inc. which provides for the Company to acquire technology which can be used for the preservation and protection of fresh fruit, vegetables and flowers during extended periods of shipping and storage. As part of the terms of the agreement the Company provided stock options to FreshTec, Inc. for 1,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share, which vest immediate and have a term of 1 year.  The stock options were valued at $186,640 using the Black-Scholes option pricing model.  The options were valued using the following significant assumptions: a risk free interest rate of 0.11%, expected life of 0.50 years, stock price volatility of 279.94%, and expected dividend yield of zero.

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

	June 30, 2014	December 31, 2013
Expected volatility	279.94%	218.84%
Weighted-average volatility	279.94%	218.84%
Expected dividends	0	0
Expected term (in years)	0.50	2.00
Risk-free rate	0.06%	0.22%

A summary of option activity under the plans as of June 30, 2014 and changes during the period then ended is presented below:

Vested Options	Shares Issuable Upon Exercise of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,750,000	$0.24
Granted	1,000,000	0.30
Exercised	-	-
Forfeited, expired or cancelled	-	-
Outstanding at June 30, 2014	3,750,000	$0.25	1.5	$238,000
Exercisable at June 30, 2014	3,590,000	$0.23	1.5	$238,000

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2013	410,000	$0.48
Granted	1,000,000	0.30
Vested	(1,250,000)	(0.13)
Forfeited, expired or cancelled	-	-
Non-vested at June 30, 2014	160,000	$0.21

A summary of warrant activity as of June 30, 2014 (unaudited) and changes during the period then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	-	$-
Granted	5,000,000	0.35
Exercised	-	-
Forfeited, cancelled or expired	-	-
Outstanding at June 30, 2014	5,000,000	$0.35	2.0	$-
Exercisable at June 30, 2014	5,000,000	$0.35	2.0	$-

All warrants vest upon issuance.

Note 8.	Non-controlling Interest

All non-controlling interest of the Company is a result of the Company’s subsidiaries stock movement and results of operations.  Cumulative results of these activities results in:

	June 30, 2014	December 31, 2013
	(Unaudited)
Common stock for cash	$1,999,501	$1,999,501
Common stock for services	95,215	95,215
Exploration expenses paid for in subsidiary common stock	240,000	240,000
Stock based compensation	1,374,880	1,374,880
Cumulative net loss attributable to non-controlling interest	(20,717)	(15,815)
Treasury stock	(500,000)	(500,000)
Other	6	6
Total non-controlling interest	$3,188,885	$3,193,787

A summary of activity as of June 30, 2014 (unaudited) and changes during the period then ended is presented below:

Non-controlling interest at December 31, 2013	$3,193,787
Net income attributable to non-controlling interest	(4,902)
Non-controlling interest at June 30, 2014	$3,188,885

Note 9.	Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2014 (Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Intellectual property	$2,734,040	$-	$-	$2,734,040

Liabilities:
Beneficial conversion feature of note (See Note 4)	$8,431	$8,431	$-	$-

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of ACM’s net identifiable assets acquired	$1,589,000	$-	$-	$1,589,000

Liabilities:
Beneficial conversion feature of note (See Note 4)	$74,348	$74,348	$-	$-

Note 10.	Segment Reporting

The Company’s operating segments are strategic business units that offer different products and services.  For the six months ended June 30, 2014, operating segments of the Company are agriculture and mining.  The agriculture segment consists of the Company’s intellectual property related to the “SmartPac” product and the mining segment consists of gold and industrial metal mining concessions in Mexico and the United States.  The agriculture segment became a reportable entity as of June 30, 2014 and was not in existence as of June 30, 2013.

June 30, 2014 (unaudited)	Agriculture	Mining
Gross profit from external customers	$-	$105,316
Exploration expenses	-	(475,861)
Operating, general, and administrative expenses	(16,331)	(363,252)
Compensation expense	-	(99,945)
Professional fees	(16,331)	(84,361)
Depreciation and amortization	-	(146,835)
Segment operating income (loss) before taxes and discontinued operations	$(32,662)	$(1,064,938)

Revenues	June 30, 2014 (unaudited)
Total revenues from reportable segments	$105,316
Total other revenues	-
Total corporate revenues	-
Elimination of intercompany corporate revenues	-
Total consolidated revenues	$105,316

Profit or Loss
Total loss from reportable segments	$(1,097,601)
Other loss	(17,689)
Elimination of intercompany expense	-
Unallocated amounts:
Elimination of intercompany corporate revenues	-
Corporate expenses	(641,132)
Loss on discontinued operations	-
Non-controlling interest	4,902
Net loss before taxes	$(1,751,520)

Assets
Total assets for agriculture segment	$2,734,040
Total assets for mining segment	7,248,228
Corporate assets	137,962
Other unallocated amounts	-
Consolidated total	$10,120,230

Liabilities
Accounts payable and accrued expenses agriculture segment	$42,457
Accounts payable and accrued expenses mining segment	2,359,343
Notes payable agriculture segment	2,000,000
Notes payable mining segment	11,508
Corporate accounts payable and accrued expense	898,666
Corporate notes payable	354,119
Consolidated total	$5,666,090

Note 11.	Subsequent Events

•	In July 2014, the Company sold 2,500,000 shares in a private offering for $750,000 in cash, or $0.30 per unit. Shares have not been issued as of August 14, 2014.

•	As of July 2014, three convertible notes with maturities in July 2014 were extended to 2015.

•
In July 2014, the Company entered into a note receivable agreement to loan up to $500,000 to a third party to move agriculture division forward.  The loan carries interest of 20%, an 8% loan fee, and is either 60 days from loan funding or payment of product by a customer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was incorporated on May 12, 2006 as Tara Minerals Corp.  On June 3, 2014 the Company amended its Articles of Incorporation changing its name from Tara Minerals Corp. to Firma Holdings Corp.

Beginning in the second quarter of 2014 the Company has two operational business segments:  mining and agriculture.  As of June 30, 2014 the agricultural segment was in the planning stage with minimal activity, while the mining segment accounts for the majority of the Company’s results of operations in the accompanying financial statements and in the discussion below.

RESULTS OF OPERATIONS

Material changes of certain items in the Company’s Statement of Operations for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, are discussed below.

Three Months Ended	June 30, 2014	June 30, 2013
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	313	313
Operating, general and administrative expenses	637	997
Net operating loss	$(950)	$(1,310)

For the three months ended June 30, 2014, exploration expenses remained consistent due the Dixie Mining District being dormant due to weather; Mexico properties were dormant pending funding.  Expenses incurred  for the three months ended June 30, 2014 were for routine maintenance and employee costs; compared to the three months ended June 30, 2013, when the Company focused primarily on preliminary work being performed at the Dixie Mining District and Don Roman. In 2013 exploration expenses included expenses for preproduction activities, geology consulting, assaying, field supplies and other mine expenses.

Material changes of certain items in the Company’s operating, general and administrative expenses for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, are discussed below.

Three Months Ended	June 30, 2014	June 30, 2013
(In thousands of U.S. Dollars)
Investment banking and investor relations expense	$24	$161
Professional fees	165	319

The decrease in investment banking and investor relations expense for the three months ended June 30, 2014 was primarily due to limited efforts put into investor relations during this period; compared to the three months ended June 30, 2013 when the Company’s efforts were to obtain financing through equity.

Professional fees for the three months ended June 30, 2014, decreased primarily due to lower accounting and security fees at the Mexico office and legal services.  Legal services in 2014 relate to the acquisition of intellectual property; compared to the three months ended June 30, 2013, which consisted of legal services related to the acquisition of additional acres to be added to the Dixie Mining District.

Material changes of certain items in the Company’s Statement of Operations for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, are discussed below.

Six Months Ended	June 30, 2014	June 30, 2013
(In thousands of U.S. Dollars)
Revenue	$105	$-
Cost of revenue	-	-
Exploration expenses	476	554
Operating, general and administrative expenses	1,190	1,788
Net operating loss	$(1,561)	$(2,342)

For the six months ended June 30, 2014, ore from the exploration process at the Dixie Mining District was sold; compared to the six months ended June 30, 2013, when the Company had no revenues from mining activity at any of its properties.

For the six months ended June 30, 2014, exploration expenses remained consistent consistent due the Dixie Mining District being dormant due to weather; Mexico properties were dormant pending funding.  Expenses incurred  for the three months ended June 30, 2014 were for routine maintenance and employee costs; compared to the six months ended June 30, 2013, when the Company focused primarily on preliminary work being performed at the Dixie Mining District and Don Roman. In 2013 exploration expenses included expenses for preproduction activities, geology consulting, assaying, field supplies and other mine expenses.

Material changes of certain items in the Company’s operating, general and administrative expenses for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, are discussed below.

Six Months Ended	June 30, 2014	June 30, 2013
(In thousands of U.S. Dollars)
Investment banking and investor relations expense	$46	$274
Professional fees	286	557

The decrease in investment banking and investor relations expense for the six months ended June 30, 2014 was primarily due to limited efforts put into investor relations during this period; compared to the six months ended June 30, 2013 when the Company’s efforts were to obtain financing through equity.

Professional fees for the six months ended June 30, 2014, decreased primarily due to lower accounting and security fees at the Mexico office and legal services. Legal services for the six months ended June 30, 2014 relate to the acquisition of intellectual property; compared to the six months ended June 30, 2013, which consisted of legal services related to the acquisition of additional acres to be added to the Dixie Mining District and the settlement agreement reached with Carnegie related to the Champinon mining concession.

LIQUIDITY AND CAPITAL RESOURCES

The following is an explanation of the Company’s material sources and (uses) of cash during the six months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
(In thousands of U.S. Dollars)
Net cash used in operating activities	$(642)	$(1,938)
Acquisition of property, plant, equipment, mine development, land and construction in progress	-	(185)
Acquisition of intellectual property	547	-
Purchase of mining concession including mining deposits	-	(400)
Cash for the sale of common stock	1,295	2,050
Proceeds from notes payable	110	-
Payments towards notes payable	(33)	(15)
Change in due to/from related parties, net	(113)	(838)

The Company anticipates that its capital requirements during the twelve months ending June 30, 2015 will be:

Exploration and Development – Don Roman Groupings	$150,000
Exploration and Development – Picacho Groupings	100,000
Property taxes	130,000
Agriculture segment	1,350,000
General and administrative expenses	1,000,000
Total	$2,730,000

Previously, Panormus Trust and Investments Ltd. and MTI had acknowledged that they had experienced some administrative and managerial challenges that had resulted in the delay in the release of funds. They had asked for, and the Company had granted them, an extension regarding the Don Roman funding as they had indicated that their challenges can be resolved in a timely manner. Although they have reinforced their interest to participate in mining opportunities with Firma Holdings, Corp., they have missed the funding extension. In an effort to explore all funding options for the Firma mining assets, Firma has granted a non-exclusive extension date of September 12, 2014, and increased the share price of the private placement portion of the original agreement.  This enables the company to consider other offers and options for the funding of the Don Roman project.

As the mining division of the company continues to explore options to advance all projects, the Company took advantage of an opportunity to acquire packaging technology which can be used for the preservation and protection of fresh fruit, vegetables and flowers during extended periods of shipping and storage. The technology, currently named SmartPac, is comprised of patents, trademarks and other intellectual property pertaining to systems and methods for packaging bulk quantities of fresh produce and flowers incorporating modified atmosphere packaging.

With the acquisition, the Company now has two operating divisions - mining and agriculture. Both divisions will focus on generating sustainable revenue.

The agriculture division plans to focus on two areas that offer scalable revenue:

-
The first is from the sale of the SmartPac units. SmartPac packaging cartons will be sold by the Company and licensed partners to growers, packers and end-users for the packing, storage and shipment of bulk quantities of produce and flowers.

-
The second is from the sale of fresh produce and Firma branded produce. This enables the Company to demonstrate the SmartPac technology, gives the Company an opportunity to benefit from the system savings available from the use of the SmartPac technology, and results in increased SmartPac unit volumes which will result in lower manufacturing costs.

Currently, the Company has entered into a working relationship with an existing produce distributor towards the sale of produce and to initiate the sale of Firma branded produce. The Company has loaned the distributor funds to source fresh produce and sell to end users. The initial produce sales will use conventional packaging until the Company can manufacture SmartPac units in the needed volumes. Once SmartPac unit production stabilizes, the Company will begin shipping to certain strategic established clients in SmartPac units and benefit from the available system costs savings.

The Company will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its business segments.

As August 14, 2014, the Company is still reviewing the Pirita, Tania and Las Viboras Dos properties for continued inclusion as part of the Company’s mining property portfolio.  No payments toward these properties were made in 2014.  The Company may decide to terminate the purchase/lease agreements and return the properties. The Company is critically reviewing all properties for joint venture, option or sale opportunities.

The Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on its sales, revenues or income from continuing operations, or liquidity and capital resources except as disclosed above.

The Company’ future plans will be dependent upon the amount of capital available to the Company, the amount of cash provided by its operations, and the extent to which the Company is able to have joint venture partners pay the costs of exploring and developing its business segments.

The Company does not have any other commitments or arrangements from any person to provide the Company with any additional capital.  If additional financing is not available when needed, the Company may continue to operate in its present mode.

Off-Balance Sheet Arrangements

At June 30, 2014, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. The carrying amounts of the Company’s mining properties are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of June 30, 2014 and 2013, respectively, no indications of impairment existed.  As of the as August 14, 2014, no events have occurred that would require the write-down of any assets.

Certain mining plant and equipment included in mine development and infrastructure is depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years. Other non-mining assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years.

Financial and Derivative Instruments

The Company periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment.  In the event that the debt or equity treatment is not readily apparent, Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 480-10-S99 is consulted for temporary treatment.  Once an event takes place that removes the temporary element the Company appropriately reclassifies the instrument to debt or equity.

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

 PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On June 12, 2014 a complaint was filed in the Delaware Chancery Court naming FreshTec, it’s officers, and the Company as Defendants.  The complaint, filed by a minority stockholder of FreshTec, sought to enjoin the sale of the Freshtec technology to the Company.

On July 29, 2014 the compliant was dismissed without prejudice as to the Company and the other defendants.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the year ended December 31, 2013, the Company received mine safety services and trainings valued at $47,466 paid with 213,047 shares of the Company’s common stock issued in June 2014.

In May 2014, the Company sold 5,000,000 units in a private offering for $750,000 in cash, or $0.15 per unit. Each unit consisted of one share of the Company’s common stock and one warrant. Two warrants entitle the holder to purchase one share of common stock at a price of $0.35 per share at any time on or before May 1, 2016.

In May 2014, the Company sold 1,817,005 shares in a private offering for $545,103 in cash, or $0.30 per unit.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of the securities mentioned above.  The persons who acquired these securities were sophisticated investors and were provided full information regarding the Company’s business and operations.  There was no general solicitation in connection with the offer or sale of these securities.  The persons who acquired the securities mentioned above acquired them for their own accounts.  The certificates representing these securities bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration.  No commission or other form of remuneration was given to any person in connection with the sale or issuance of these securities.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act has been included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.	Description of Exhibit
10.1	FreshTec (Intellectual Property) Agreement	(1)
31.1	Rule 13a-14(a) Certifications – CEO	(1)
31.2	Rule 13a-14(a) Certifications - CFO	(1)
32.1	Section 1350 Certifications – CEO	(1)
32.2	Section 1350 Certifications – CFO	(1)
95.1	Mine Safety Disclosures	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document	(1)

(1)	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2014	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., President,
Chief Executive Officer

Dated: August 14, 2014	By:	/s/ Lynda R. Keeton-Cardno
Lynda R. Keeton-Cardno, CPA
Principal Financial and Accounting Officer