Form 10-Q
period 2014-09-30
FIRMA HOLDINGS CORP.
filed 2014-11-14
CIK 1387054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

COMMISSION FILE NUMBER   333-143512

FIRMA HOLDINGS CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-5000381
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

181 N. Arroyo Grande Blvd. Ste. 140B
Henderson, NV	89074
(Address of principal executive offices)	(Zip code)

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

As of November 12, 2014, the Company had 94,032,340 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(formerly known as Tara Minerals Corp.)
(A Subsidiary of Tara Gold Resources Corp.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014 AND FOR
THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(formerly known as Tara Minerals Corp.)
(A Subsidiary of Tara Gold Resources Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$764,578	$76,758
Other receivables, net	120,687	73,106
Prepaid assets	109,136	114,425
Assets held for disposal, net	29,262	29,262
Note receivable, current	536,870	-
Other current assets	21,006	21,684
Total current assets	1,581,539	315,235

Property, plant, equipment, mine development and land, net	6,913,128	7,344,419
Intellectual property	2,745,229	-
Total assets	$11,239,896	$7,659,654

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,619,772	$1,410,281
Notes and other payables, current portion	1,094,785	38,614
Convertible notes payable, net	260,000	75,652
Due to related parties, net of due from	1,309,179	1,517,615
Total current liabilities	4,283,736	3,042,162
Notes and other payables, non-current portion	1,235,629	28,005
Total liabilities	5,519,365	3,070,167

Stockholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 94,032,340 and 81,082,278 shares, respectively	94,032	81,082
Additional paid-in capital	40,984,888	37,191,859
Common stock payable	-	47,466
Accumulated deficit	(38,408,815)	(35,757,123)
Accumulated other comprehensive loss	(133,404)	(167,584)
Total Firma Holdings stockholders’ equity	2,536,701	1,395,700
Non-controlling interest	3,183,830	3,193,787
Total stockholders’ equity	5,720,531	4,589,487
Total liabilities and stockholders’ equity	$11,239,896	$7,659,654

See accompanying notes to these Condensed Consolidated Financial Statements.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(formerly known as Tara Minerals Corp.)
(A Subsidiary of Tara Gold Resources Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Mining revenues	$-	$-	$105,316	$-
Cost of revenue	-	-	-	-
Gross margin	-	-	105,316	-
Exploration expenses	14,410	662,883	490,271	1,217,071
Operating, general and administrative expenses	926,385	354,628	2,116,806	2,142,706
Net operating loss	(940,795)	(1,017,511)	(2,501,761)	(3,359,777)

Non-operating (loss) income:
Interest income	29,656	12,590	54,698	38,077
Interest expense	(21,269)	(2,413)	(207,951)	(206,292)
Gain on debt due to extinguishment	-	-	5,000	-
Gain (loss) on disposal or sale of assets	12,319	-	(38,357)	-
Settlement loss, net	(5,148)	(203,000)	(5,148)	(1,064,996)
(Loss) gain on bargain acquisition of ACM	-	(6,886)	-	3,489,971
Other income	20,010	-	31,871	145
Total non-operating (loss) income	35,568	(199,709)	(159,887)	2,256,905
Loss before income taxes	(905,227)	(1,217,220)	(2,661,648)	(1,102,872)
Income tax provision	-	(1,359,000)	-	(6,284,000)

Net loss	(905,227)	(2,576,220)	(2,661,648)	(7,386,872)
Net gain attributable to non-controlling interest	5,055	486	9,957	77,440
Net loss attributable to Firma Holdings’ shareholders	(900,172)	(2,575,734)	(2,651,691)	(7,309,432)

Other comprehensive income:
Foreign currency translation income	49,333	6,235	34,180	8,346
Total comprehensive loss	$(850,839)	$(2,569,499)	$(2,617,511)	$(7,301,086)

Net loss per share, basic and diluted	$(0.01)	$(0.03)	(0.03)	$(0.10)

Weighted average number of shares, basic and diluted	89,013,201	78,092,278	83,909,477	72,830,813

See accompanying notes to these Condensed Consolidated Financial Statements.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(formerly known as Tara Minerals Corp.)
(A Subsidiary of Tara Gold Resources Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss attributable to Firma Holdings’ shareholders	$(2,651,691)	$(7,309,432)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	221,184	230,223
Allowance for doubtful accounts (recovery)	(14,857)	35,394
Stock based compensation and stock bonuses	405,931	59,645
Common stock issued for services and other expenses	-	187,267
Settlement loss, net	5,148	1,064,996
Non-controlling interest in net loss of consolidated subsidiaries	(9,957)	(77,440)
Accretion of beneficial conversion feature and debt discount	169,198	200,000
Gain on debt due to extinguishment and conversion	(5,000)	-
Deferred tax asset, net	-	6,284,000
Gain on bargain purchase of ACM	-	(3,489,971)
Other	38,759	-
Changes in current operating assets and liabilities:
Other receivables, net	25,477	(48,562)
Prepaid expenses	328	(68,361)
Notes receivable, current	(536,870)	-
Other assets	678	(4,583)
Accounts payable and accrued expenses	657,317	197,457
Net cash used in operating activities	(1,694,355)	(2,739,367)
Cash flows from investing activities:
Acquisition of property, plant, equipment, land and construction in progress	-	(217,066)
Acquisition of intellectual property	(558,601)	-
Purchase of mining concession including mining deposits	-	(649,677)
Proceeds from the sale of assets	14,884	-
Net cash used in investing activities	(543,717)	(866,743)
Cash flows from financing activities:
Cash from the sale of common stock	3,071,104	2,150,000
Proceeds from notes payable	110,000	-
Payments towards notes payable	(80,956)	(21,889)
Change in due to/from related parties, net	(208,436)	665,738
Net cash provided by financing activities	2,891,712	2,793,849

Effect of exchange rate changes on cash	34,180	8,346

Net increase (decrease) in cash	687,820	(803,915)
Beginning of period cash balance	76,758	906,663
End of period cash balance	$764,578	$102,748

Supplemental Information:
Interest paid	$3,299	$6,757
Income taxes paid	$-	$-

See accompanying notes to these Condensed Consolidated Financial Statements.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(formerly known as Tara Minerals Corp.)
(A Subsidiary of Tara Gold Resources Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)

	For the Nine Months Ended September 30,
	2014	2013

Non-cash Investing and Financing Transactions:
Beneficial conversion value for convertible debt and financial instruments	$94,850	$-
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	$-	$800,000
Acquisition of intellectual property through debt and options	$2,186,629	$-
Construction in progress reclassified to property, plant and equipment	$-	$112,582
Conversion of accrued payroll to note payable	$274,500	$-
Other	$57,466	$79,438

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

The Company’s mining segment is conducted through American Metal Mining and Adit Resources.  The Company owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation, and owns 87% of the common stock of Adit Resources Corp. (“Adit”). Adit in turns owns 99.99% of American Copper Mining, S.A. de C.V. (“ACM”), a Mexican corporation. All of Firma Holdings’ operations in Mexico are conducted through AMM and ACM since Mexican law provides that only Mexican corporations are allowed to own mining properties.  AMM’s primary focus is on industrial minerals, e.g. gold, copper, zinc.  Adit, through ACM, focuses on gold mining concessions.

The Company’s agricultural segment is conducted through its wholly owned subsidiary Firma IP Corp., a Nevada corporation which was established in May 2014.

In these financial statements, references to "Company," "we," "our," and/or "us," refer to Firma Holdings Corp. and, unless the context indicates otherwise, its consolidated subsidiaries.

Firma Holdings is a subsidiary of Tara Gold Resources Corp. (“Tara Gold” or “the Company’s Parent”).

The accompanying condensed consolidated financial statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of September 30, 2014 and December 31, 2013, the condensed consolidated results of its operations for the three and nine months ended September 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Relevant exchange rates used in the preparation of the financial statements for AMM and ACM are as follows for the nine months ended September 30, 2014 and 2013.  Mexican pesos per one U.S. dollar:

	September 30, 2014 (Unaudited)
Current exchange rate	Ps.	13.4891
Weighted average exchange rate for the nine months ended	Ps.	13.1166

	September 30, 2013 (Unaudited)
Current exchange rate	Ps.	13.1450
Weighted average exchange rate for the nine months ended	Ps.	12.6796

The Company’s significant accounting policies are:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles under the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

	September 30, 2014	December 31, 2013
	(Unaudited)
Allowance – recoverable value-added taxes	$1,592,717	$1,597,407
Allowance – other receivables	338,266	348,433
Total	$1,930,983	$1,945,840

Bad debt expense was $41,881 and $161,008 during the nine month period ending September 30, 2014 and 2013, respectively.

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

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate, at the end of each period, of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing remediation, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. There were no reclamation and remediation costs incurred or accrued as of September 30, 2014 and 2013.

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

Recently Adopted and Recently Issued Accounting Guidance

Issued

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard provides guidance as to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Adopted

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for these unaudited condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC, did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2.	Property, Plant, Equipment, Mine Development and Land, Net

	September 30, 2014	December 31, 2013
	(Unaudited)
Land	$19,590	$19,590

Mining concessions:
Pilar (a)	710,172	710,172
Don Roman (See Note 6)	521,739	521,739
Las Nuvias	100,000	100,000
Centenario	635,571	635,571
La Palma	80,000	80,000
La Verde	60,000	60,000
Dixie Mining District	650,000	650,000
Picacho Groupings	1,571,093	1,571,093
Mining concessions	4,328,575	4,328,575

Property, plant and equipment	3,825,317	4,142,245
	8,173,482	8,490,410
Less – accumulated depreciation	(1,260,354)	(1,145,991)
	$6,913,128	$7,344,419

Pilar, Don Roman, Las Nuvias, Centenario, La Palma and La Verde properties are located in Mexico and are known as the Don Roman Groupings.

The Picacho and Picacho Fractions are located in Mexico and are known as the Picacho Groupings.

The Dixie Mining District is located in Idaho.

a.
In January 2007, the Company acquired the Pilar de Mocoribo Prospect (“Pilar”) from Tara Gold for $739,130 plus $115,737 of value-added tax (as amended).  The Company owes $535,659 for this mining concession (including the applicable value-added tax).

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $739,130 have been discounted using the incremental borrowing rate of 5.01%. As of September 30, 2014, the present value of future payments is as follows:

	Debt	IVA	Total
Total remaining debt	$486,739	$77,878	$564,617
Imputed interest	(28,958)	-	(28,958)
Present value of debt	$457,781	$77,878	$535,659

Note 3.	Note receivable, current

In July 2014, the Company entered into a note receivable with a third party in the agriculture business segment, where the Company funded a total of $500,000 over 5 separate fundings July – August 2014.  The note bears stated interest of 20% per annum (360 day year).  The maturity date of the loan is the earlier of (a) 60th day next following the Company’s funding of such loan or (b) the date of payment by the party other than the Borrower of the amount due pursuant to a sale transaction in respect of underlying product purchased by the Borrower through use of the proceeds of such loan.  The Company verbally extended the maturity date to December 31, 2014 without additional penalty, but will continue to accrue interest accruing in accordance with the stated interest above.  Interest accrued as of September 30, 2014 was $16,860.

Additionally, the note receivable includes a loan fee amount of 8% of the gross amount of each sale transaction pursuant to product purchased by the Borrower.  Loan fees accrued as of September 30, 2014 were $20,010.

Note 4.	Intellectual Property Purchase Agreement

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

A.	To acquire the rights for the United States, Mexico and Canada, the Company has paid or must pay FreshTec:

(i)	$500,000 at closing (paid June 2014)
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

Note 5.	Notes Payable and Convertible Notes Payable, Net

The following table represents the outstanding balance of notes payable and convertible notes payable.

	September 30, 2014	December 31, 2013
	(Unaudited)
Auto loans	$41,964	$66,619
Notes payable	320,450	-
Convertible notes payable, net	260,000	75,652
FreshTec required payments (See Note 4)	1,968,000	-
	2,590,414	142,271
Less – current portion	(1,094,785)	(38,614)
Less – current portion convertible notes payable, net	(260,000)	(75,652)
Total – non-current portion	$1,235,629	$28,005

During the nine months ended September 30, 2014 the Company converted balances with two vendors to notes payable in the amount of $80,000 and recognized a gain on debt extinguishment in the amount of $5,000. The balance as of September 30, 2014 is $45,700 and is still outstanding. Additionally, the Company entered into a promissory note with a former employee for accrued payroll resulting in an immediate payment of $31,250 and payments of $6,250 for 18 months and payments of $9,015 for the remaining 18 months.

During the year ended December 31, 2013 the Company raised $150,000 through the sale of a convertible note. The note was due in February 2014, extended to July 2014 and again extended until July 2015; bears interest of 16% per year and can be converted to the Company’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $120,000 of which $120,000 was amortized as of September 30, 2014. Interest expense related to the convertible note was $20,000 as of September 30, 2014.

During the nine months ended September 30, 2014 the Company raised $60,000 through the sale of a convertible note. The note was due in May 2014, extended to July 2014 and again extended until July 2015, and can be converted to the Company’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $60,000 of which $60,000 was amortized as of September 30, 2014. Interest expense related to the convertible note was $8,000 as of September 30, 2014.

During the nine months ended September 30, 2014 the Company raised $50,000 through the sale of a convertible note. The note was due in July 2014 but extended to July 2015, and can be converted to the Company’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $34,850 of which $34,850 was amortized as of September 30, 2014. Interest expense related to the convertible note was $6,000 as of September 30, 2014.

The five year maturity schedule for notes payable and convertible notes payable, net is presented below for the year’s ending September 30, (unaudited):

	2015	2016	2017	2018	2019	Total

Auto loans	$24,835	$5,836	$6,062	$5,231	$-	$41,964
Note payables	101,950	218,500	-	-	-	320,450
Convertible note payable, net	260,000	-	-	-	-	260,000
FreshTec required payments (See Note 4)	968,000	-	1,000,000	-	-	1,968,000
Total	$1,354,785	$224,336	$1,006,062	$5,231	$-	$2,590,414

Note 6.	Related Party Transactions

	September 30, 2014	December 31, 2013
	(Unaudited)
Due from related parties	$116,164	$221,592
Due to related parties	(1,425,343)	(1,739,207)
	$(1,309,179)	$(1,517,615)

All transactions with related parties have occurred in the normal course of operations. Mexico based related party transactions are measured at the appropriate foreign exchange amount.

In January 2007, Corporacion Amermin S.A. de C.V. (“Amermin”), a subsidiary of Tara Gold, made the arrangements to purchase Pilar, Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Groupings) and sold the concessions to AMM. At September 30, 2014, Amermin has paid the original note holder in full and AMM owes Amermin $535,659 for the Pilar mining concession and $211,826 for the Don Roman mining concession.

As of September 30, 2014, Tara Gold had loaned AMM $1,016,506 at 0% interest, due on demand.

As of September 30, 2014, Tara Gold owed the Company a total of $338,648 at 0% interest, due on demand.

The following are intercompany transactions that eliminate during the consolidation of these financial statements:

During 2012, the Company issued Adit six promissory notes for $4,286,663. During 2013, the Company issued Adit one promissory note for $610,000. These notes are unsecured, bear interest at U.S. prime rate plus 3.25% per year and are due and payable between December 2014 and October 2015. As of September 30, 2014, the Company owed Adit $5,571,810 in interest and principal.

Note 7.	Stockholders’ Equity

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

During May 2014 through September 2014, the Company sold 7,737,015 shares in a private offering for $2,321,106 in cash, or $0.30 per share. These shares were issued in September 2014.

Note 8.	Options

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

On May 28, 2014 the Company entered into an agreement with FreshTec, Inc. which provides for the Company to acquire technology which can be used for the preservation and protection of fresh fruit, vegetables and flowers during extended periods of shipping and storage. As part of the terms of the agreement, the Company provided stock options to FreshTec, Inc. for 1,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share, which vest immediate and have a term of 1 year.  The stock options were valued at $186,640 using the Black-Scholes option pricing model.

On August 1, 2014, the Company granted 1,400,000 options to an officer for compensation for work performed.  The options immediately vested, have an exercise price of $0.05 and expire December 31, 2017.  The stock options were valued at $346,286 using the Black-Scholes option pricing model.

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

	September 30, 2014	December 31, 2013
Expected volatility	278.03%	218.84%
Weighted-average volatility	278.03%	218.84%
Expected dividends	0	0
Expected term (in years)	1.57	2.00
Risk-free rate	0.77%	0.22%

A summary of option activity as of September 30, 2014 and changes during the period then ended is presented below:

Vested Options	Shares Issuable Upon Exercise of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,750,000	$0.24
Granted	2,400,000	0.18
Exercised	-	-
Forfeited, expired or cancelled	-	-
Outstanding at September 30, 2014	5,150,000	$0.23	1.5	$504,000
Exercisable at September 30, 2014	4,990,000	$0.22	1.5	$504,000

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2013	410,000	$0.48
Granted	2,400,000	0.18
Vested	(2,650,000)	(0.11)
Forfeited, expired or cancelled	-	-
Non-vested at September 30, 2014	160,000	$0.18

A summary of warrant activity as of September 30, 2014 (unaudited) and changes during the period then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	-	$-
Granted	5,000,000	0.35
Exercised	-	-
Forfeited, cancelled or expired	-	-
Outstanding at September 30, 2014	5,000,000	$0.35	1.75	$-
Exercisable at September 30, 2014	5,000,000	$0.35	1.75	$-

 All warrants vest upon issuance.

Note 9.	Non-controlling Interest

All non-controlling interest of the Company is a result of the Company’s subsidiaries’ stock movement and results of operations.  Cumulative results of these activities results in:

	September 30, 2014	December 31, 2013
	(Unaudited)
Common stock for cash	$1,999,501	$1,999,501
Common stock for services	95,215	95,215
Exploration expenses paid for in subsidiary common stock	240,000	240,000
Stock based compensation	1,374,880	1,374,880
Cumulative net loss attributable to non-controlling interest	(25,772)	(15,815)
Treasury stock	(500,000)	(500,000)
Other	6	6
Total non-controlling interest	$3,183,830	$3,193,787

A summary of activity as of September 30, 2014 (unaudited) and changes during the period then ended is presented below:

Non-controlling interest at December 31, 2013	$3,193,787
Net income attributable to non-controlling interest	(9,957)
Non-controlling interest at September 30, 2014	$3,183,830

Note 10.	Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at September 30, 2014 (Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Intellectual property	$2,745,229	$-	$-	$2,745,229

Liabilities:
None	$-	$-	$-	$-

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of ACM’s net identifiable assets acquired	$1,589,000	$-	$-	$1,589,000

Liabilities:
Beneficial conversion feature of note (See Note 5)	$74,348	$74,348	$-	$-

Note 11.	Segment Reporting

The Company’s operating segments are strategic business units that offer different products and services.  For the nine months ended September 30, 2014, operating segments of the Company are mining and agriculture.  The mining segment consists of gold and industrial metal mining concessions in Mexico and the United States and the agriculture segment consists of the Company’s intellectual property related to the “SmartPac” product.  The agriculture segment became a reportable entity as of June 30, 2014 and was not in existence as of September 30, 2013.

September 30, 2014 (unaudited)	Agriculture	Mining
Gross profit from external customers	$-	$105,316
Exploration expenses	-	(490,271)
Operating, general, and administrative expenses	(79,063)	(622,888)
Compensation expense	-	(150,478)
Selling expense	(12,000)	-
Depreciation and amortization	(4,961)	(211,293)
Segment operating income (loss) before taxes and discontinued operations	$(96,024)	$(1,369,614)

Revenues	September 30, 2014 (unaudited)
Total revenues from reportable segments	$105,316
Total other revenues	-
Total corporate revenues	-
Elimination of intercompany corporate revenues	-
Total consolidated revenues	$105,316

Profit or Loss
Total loss from reportable segments	$(1,465,638)
Other profit	44,596
Elimination of intercompany expense	-
Unallocated amounts:
Elimination of intercompany corporate revenues	-
Corporate expenses	(1,240,606)
Loss on discontinued operations	-
Non-controlling interest	9,957
Net loss before taxes	$(2,651,691)

Assets
Total assets for agriculture segment	$3,282,100
Total assets for mining segment	7,185,508
Corporate assets	772,288
Other unallocated amounts	-
Consolidated total	$11,239,896

Liabilities
Accounts payable and accrued expenses agriculture segment	$29,990
Accounts payable and accrued expenses mining segment	2,024,641
Notes payable agriculture segment	1,968,000
Notes payable mining segment	362,414
Corporate accounts payable and accrued expense	874,320
Corporate notes payable	260,000
Consolidated total	$5,519,365

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was incorporated on May 12, 2006 as Tara Minerals Corp.  On June 3, 2014 the Company amended its Articles of Incorporation changing its name from Tara Minerals Corp. to Firma Holdings Corp.

Beginning in the second quarter of 2014 the Company has two operational business segments:  mining and agriculture.  As of September 30, 2014 the agricultural segment was in the planning stage with minimal activity, while the mining segment accounts for the majority of the Company’s results of operations in the accompanying financial statements and in the discussion below.

RESULTS OF OPERATIONS

Material changes of certain items in the Company’s Statement of Operations for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, are discussed below.

Three Months Ended	September 30, 2014	September 30, 2013
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	14	663
Operating, general and administrative expenses	926	355
Net operating loss	$(940)	$(1,018)

For the three months ended September 30, 2014, the Company kept all mining concessions in dormant or inactive status while working toward further funding options resulting in exploration expenses for routine maintenance and employee costs; compared to the three months ended September 30, 2013, when the Company focused primarily exploring the Dixie Mining District in Idaho. In 2013 exploration expenses included expenses for preproduction activities, geology consulting, assaying, field supplies and other mine expenses.

Material changes of certain items in the Company’s operating, general and administrative expenses for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, are discussed below.

Three Months Ended	September 30, 2014	September 30, 2013
(In thousands of U.S. Dollars)
Investment banking and investor relations expense	$22	$50
Professional fees	136	(64)

The Company’s operating, general and administrative expenses includes stock based compensation expense of $346,286 for the three months ended September 30, 2014; no such expense was recognized in the three month period ending September 30, 2013.

The decrease in investment banking and investor relations expense for the three months ended September 30, 2014 was primarily due to limited efforts put into investor relations during this period; compared to the three months ended September 30, 2013 when the Company’s efforts were to obtain financing through equity.

Professional fees for the three months ended September 30, 2014, were flat compared to the same period in the prior year due to cost cuts and cost containment employed in 2013 primarily related to lowering accounting and security fees at the Mexico office, except for a reclassification of legal expenses from the Company to Tara Gold representing the negative value reporting above.  Legal services, included within professional fees above, relate to the intellectual property post acquisition in 2014; compared to the three months ended September 30, 2013, which consisted of legal services related to the acquisition of additional acres to be added to the Dixie Mining District.

Material changes of certain items in the Company’s Statement of Operations for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, are discussed below.

Nine Months Ended	September 30, 2014	September 30, 2013
(In thousands of U.S. Dollars)
Revenue	$105	$-
Cost of revenue	-	-
Exploration expenses	490	1,217
Operating, general and administrative expenses	2,117	2,143
Net operating loss	$(2,502)	$(3,360)

For the nine months ended September 30, 2014, ore from the exploration process at the Dixie Mining District was sold; compared to the nine months ended September 30, 2013, when the Company had no revenues from mining activity at any of its properties.

For the nine months ended September 30, 2014, the Company kept all mining concessions in dormant or inactive status while working toward further funding options resulting in exploration expenses for routine maintenance and employee costs; compared to the nine months ended September 30, 2013, when the Company focused primarily exploring the Dixie Mining District in Idaho. In 2013 exploration expenses included expenses for preproduction activities, geology consulting, assaying, field supplies and other mine expenses.

Material changes of certain items in the Company’s operating, general and administrative expenses for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, are discussed below.

Nine Months Ended	September 30, 2014	September 30, 2013
(In thousands of U.S. Dollars)
Investment banking and investor relations expense	$48	$317
Professional fees	422	494
Other taxes	143	97
Travel expense	35	82

The Company’s operating, general and administrative expenses includes stock based compensation expense of $405,931 for the nine months ended September 30, 2014 compared to $59,645 for the nine month period ending September 30, 2013.

The decrease in investment banking and investor relations expense for the nine months ended September 30, 2014 was primarily due to limited efforts put into investor relations during this period; compared to the nine months ended September 30, 2013 when the Company’s efforts were to obtain financing through sales of its equity securities.

Professional fees for the nine months ended September 30, 2014, decreased primarily due to lower accounting and security fees at the Mexico office. Legal services in 2014 relate to the intellectual property post acquisition; compared to the nine months ended September 30, 2013, which consisted of legal services related to the acquisition of additional acres to be added to the Dixie Mining District and the settlement agreement reached with Carnegie related to the Champinon mining concession.

LIQUIDITY AND CAPITAL RESOURCES

The following is an explanation of the Company’s material sources and (uses) of cash during the nine months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
(In thousands of U.S. Dollars)
Net cash used in operating activities	$(1,694)	$(2,739)
Acquisition of property, plant, equipment, mine development, land and construction in progress	-	(217)
Acquisition of intellectual property	(559)	-
Purchase of mining concession including mining deposits	-	(650)
Cash from the sale of common stock	3,071	2,150
Proceeds from notes payable	110	-
Payments towards notes payable	(81)	(22)
Change in due to/from related parties, net	(208)	(666)

The Company anticipates that its capital requirements during the twelve months ending September 30, 2015 will be:

Exploration and Development – Don Roman Groupings	$150,000
Exploration and Development – Picacho Groupings	100,000
Property taxes	130,000
Agriculture segment	1,350,000
General and administrative expenses	1,000,000
Total	$2,730,000

As of September 30, 2014 the Paranormous Trust and Investments Ltd. continues to face challenges, and is unable to follow through on its intended funding. The Company’s mining division, in spite of un-favorable market conditions, continues to protect the assets and to explore options to advance all projects.

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

With the acquisition, the Company now has two operating divisions – mining and agriculture, which can include fresh produce, horticulture, and food products. Both divisions will focus on generating sustainable revenue.

The agriculture division plans to focus on two areas that offer scalable revenue:

•
The first is from the sale of the SmartPac units. SmartPac packaging cartons will be sold by the Company and licensed partners to growers, packers and end-users for the packing, storage and shipment of bulk quantities of produce and flowers.

•
The second is from the sale of food products. In addition to revenue potential, food sales efforts can create opportunities for the Company to demonstrate the SmartPac technology, gives the Company an opportunity to benefit from the system savings available from the use of the SmartPac technology, and results in increased SmartPac unit volumes which will result in lower manufacturing costs.

The Company’s agriculture and food division continues to advance towards revenue from sales of SmartPac units, and through participation in the selling of produce and packaged foods.

The Company will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its business segments.

As November 12, 2014, the Company is still reviewing the Pirita, Tania and Las Viboras Dos properties for continued inclusion as part of the Company’s mining property portfolio.  No payments toward these properties were made in 2014.  The Company may decide to terminate the purchase/lease agreements and return the properties. The Company is critically reviewing all properties for joint venture, option or sale opportunities.

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

Off-Balance Sheet Arrangements

At September 30, 2014, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. The carrying amounts of the Company’s mining properties are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of September 30, 2014 and 2013, respectively, no indications of impairment existed.  As of the as November 14, 2014, no events have occurred that would require the write-down of any assets.

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

The Company periodically assesses its financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt, equity, and common stock equivalents in excess of available authorized common shares, and contracts with variable share settlements.  In the event of derivative treatment, the instrument is marketed to market.

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

 PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On June 12, 2014 a complaint was filed in the Delaware Chancery Court naming FreshTec, its officers, and the Company as Defendants.  The complaint, filed by a minority stockholder of FreshTec, sought to enjoin the sale of the FreshTec technology to the Company.

On July 29, 2014 the compliant was dismissed without prejudice as to the Company and the other defendants.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During May 2014 through September 2014, the Company sold 7,737,015 shares in a private offering for $2,321,106 in cash, or $0.30 per share. These shares were issued in September 2014.

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

Not applicable.

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

Dated: November 14, 2014	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., President,
Chief Executive Officer

Dated: November 14, 2014	By:	/s/ Lynda R. Keeton-Cardno
Lynda R. Keeton-Cardno, CPA
Principal Financial and Accounting Officer