Form 10-K
period 2014-12-31
FIRMA HOLDINGS CORP.
filed 2015-04-15
CIK 1387054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Fiscal Year Ended December 31, 2014

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 333-143512

FIRMA HOLDINGS CORP.
 (Name of Small Business Issuer in its charter)

Nevada	20-5000381
(State of incorporation)	(IRS Employer Identification No.)

181 N. Arroyo Grande Blvd, Ste. 140B Henderson, NV	89074
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2014, was approximately $11,169,287.

As of April 14, 2015, the Company had 100,845,696 issued and outstanding shares of common stock.

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

Additional information on the various risks and uncertainties potentially affecting our operating results are discussed in this report and other documents we file with the Securities and Exchange Commission, or are available upon written request to our corporate secretary at 181 N. Arroyo Grande Blvd Ste. #140B, Henderson, NV. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements.

As used in this report, “Firma Holdings,” “Company,” “we,” “our” and similar terms refer to Firma Holdings Corp. and its subsidiaries, unless the context indicates otherwise.

Item 1.  Business.

Firma Holdings Corp. (“Firma Holdings” or the “Company”), formerly known as Tara Minerals Corp. and formerly a subsidiary of Tara Gold Resources Corp. (“Tara Gold”), consists of three business segments: mining, packaging technology, and food manufacturing.  We were incorporated in Nevada on May 12, 2006.

Tara Gold, which historically has been engaged in the exploration and development of mining properties in Mexico, divested its ownership in Firma Holdings in February 2015 by distributing out its ownership in Firma Holdings as a dividend to its shareholders.

In 2006, Tara Gold formed Firma Holdings when it determined that some investors prefer lead, zinc and silver projects, rather than gold and silver projects, and that capital may be easier to obtain by separating gold properties from industrial metal properties. Although this was Tara Gold’s intention when it formed Firma Holdings, Firma Holdings nevertheless has interests in properties which may be productive of gold or silver.  Firma Holdings formed Adit Resources Corp. (“Adit”) in 2009 to hold the Picacho Groupings, discussed further below, and to finance the exploration and development of the Picacho Groupings solely from the sale of Adit’s securities. Adit in turns owns 99.99% of American Copper Mining, S.A. de C.V. (“ACM”) (See Note 15). Firma Holdings owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation and 87% of the common stock of Adit. Firma Holdings’ operations in Mexico are conducted through AMM and ACM, since Mexican law provides that only Mexican corporations are allowed to own mining properties.

Variable interest entities (“VIE”) over which control is achieved through means other than voting rights and where the Company is considered the primary beneficiary would be included in our consolidated financial statements in those periods in which this applies.  When the Company is the primary beneficiary of the VIE, the Company consolidates the entity if control is achieved through means other than voting rights such as control of the Board, certain capital structures and contractual relationships.  At December 31, 2014, the Company considered Tara Gold a VIE as defined above and has consolidated the related standalone financial statement of Tara Gold within the 2014 financial results.  At December 31, 2013 the Company had no joint ventures or VIEs.

Unless otherwise indicated, all references to “Firma Holdings” or the “Company” include the properties and operations of Adit, AMM, ACM and Tara Gold.

Our mining business segment explores and develops mining properties which may be productive of gold, silver, copper, lead, zinc, iron, industrial metals, and other associated metals.  The Company’s mining business segment is in the exploration stage.

Our packaging technology business segment owns the “SmartPacTM” technology.  Purchased in May 2014, this technology can be used for the preservation and protection of fresh fruit, vegetables and flowers during extended periods of shipping and storage. The technology is comprised of patents, trademarks and other intellectual property pertaining to systems and methods for packaging bulk quantities of fresh produce and flowers incorporating modified atmosphere packaging.

SmartPacTM was developed to solve the problems of decay, moisture loss, infestation and food-borne disease that plague the fresh produce industry. SmartPacTM has the potential to reduce logistical, spoilage and handling costs; significantly reduce food safety risks, increase the value and export potential of developing countries; enable consumers to enjoy better tasting fresh food and decrease the food industry’s carbon footprint.

Produce begins to decay, and loses moisture and weight, as soon as it is harvested. This deterioration makes protracted shipping and storage impossible. Traditional life extension strategies - harvesting before produce is ripe and airfreight - are problematic and costly. Existing modified atmosphere systems need an extra level of packaging - a bag within a box, wrapping a complete pallet load or even a whole shipping container. They are ineffective, vulnerable to thermal abuse and non-compliant with existing infrastructure.

SmartPacTM technology is the solution. Breathable polymers are incorporated into corrugated linerboard to make SmartPacTM containers into a proprietary, industry compliant, design. These containers are covered with a patented PET plastic lid and hermetically sealed. This creates a “passive” modified atmosphere, in which the carbon dioxide increases and oxygen decreases until an equilibrium modified atmosphere, with high humidity, is established. This inhibits spoilage and reduces microbial growth as it retards ripening and softening of tissue and maintains cellular structure.

 SmartPacTM also incorporates an anti-microbial delivery system to reduce mold, infestation and food-borne disease factors, thereby providing an “active” modified atmosphere. Thermodynamic cooling design combats temperature abuse.

Our food manufacturing business segment consists of 2015 acquisition of Sicilian Sun Limited, LLC, and wholly owned Italian subsidiary, Sicilian Sun Foods s.r.l., and two production facilities located in Alcamo and Catania on the island of Sicily.  Through an agreement signed March 30, 2015, The Alcamo facility has been in operation for six years and consists of a state-of-the-art production factory encompassing 53,500 square feet. This BRC certified facility currently produces private label products for Carrefour – Italia as well as private and branded label products for Auchan, Conad and other major European retailers. The facility specializes in the manufacturing of three product categories: baked goods, frozen desserts, and semi-finished products made from natural ingredients. These products include assorted pastries, ricotta cannoli, as well as cakes, breads, rice balls, croissants, and a variety of other frozen and packaged items. Frozen desserts include gelato, tartufi, mousse, sorbets Italian ices and other frozen treats. Many of the products use proprietary formulas.

The new, state-of-the-art, Catania facility consists of 48,000 sq. ft., is BRC/IFS certified, and contains the latest in automated technology for the commercial production of artisanal gelato products.

In 2014, Sicilian Sun Foods used the services of food supplier La Petite Foods and global food broker Daymon Worldwide to secure orders to manufacture private label and branded products for major grocery chains in the United States.

Below is a chart which illustrates the Company’s mining properties as of April 14, 2015.

No properties were joint ventured as of April 14, 2015.

After acquiring a property and selecting a possible exploration area through its own efforts or with others, the Company will typically compile reports, past production records and geologic surveys concerning the area.  The Company will then undertake a field exploration program to determine whether the area merits further work.  Initial field exploration on a property normally consists of geologic mapping and geochemical and/or geophysical surveys, together with selected sampling to identify environments that may contain specific mineral occurrences.  If an area shows promise, geologic drilling programs may be undertaken to further define the existence of any economic mineralization.  If mineralization is identified, further work may be undertaken to estimate ore reserves, evaluate the feasibility for the development of the mining project, obtain permits for commercial development, and, if the project appears to be economically viable, proceed to place the mineral deposit into commercial production.

In connection with the acquisition of a property, the Company may conduct limited reviews of title and related matters and obtain representations regarding ownership.  Although the Company plans to conduct reasonable investigations (in accordance with standard mining practice) of the validity of ownership, it may be unable to acquire good and marketable title to its properties.

The proposed exploration program for the Company’s properties will typically consist of rock-chip sampling, soil geochemistry, geological mapping, a geophysical survey, trenching, drilling, and resource calculation.  The exploration program will take place in phases, with some phases occurring simultaneously.  Rock-chip and soil geochemistry may be initiated first to test and define the mineralization. This may be followed up with a CSAMT (Controlled-Source Audio-Frequency Magneto Telluric) (or other appropriate geophysical methods) to test the extent and depth of sulfide mineralization which could host copper, lead or zinc.  The CSAMT is an industry standard geophysical technique that has been used successfully to identify carbonate deposits in Mexico and other locations.

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

The capital required for the exploration and development of mining properties is substantial.  The Company plans to finance its future operations through joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of the Company’s interest in a certain property in exchange for the expenditure of a specified amount), the sale of the Company’s properties, debt instruments which may or may not be convertible to the Company’s or its subsidiaries’ common stock, the sale of the Company’s and its subsidiaries’ common stock and any cash generated by the Company’s operations.  If the capital required to develop its properties is not available, the Company may attempt to sell one or more of its properties.

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

Mines have limited lives, an inherent risk in the mining business.  Although the Company plans to acquire other mining properties, there is a limited supply of desirable mineral lands available in Mexico and the United States where the Company would consider conducting exploration and/or production activities.  In addition, the Company faces strong competition for new properties from other mining companies, many of which have greater financial resources. Further, the Company may be unable to acquire attractive new mining properties on terms that are considered acceptable.

The Company’s operations have not been affected by the escalating conflicts in Mexico involving drug cartels.

As of April 14, 2015, the Company had interests in the mining properties listed below, which are located in Mexico. The Company’s interests in the properties are generally in the form of mining concessions or patented or unpatented mining claims granted by the respective governments.  Although Mexican mining concessions are similar in some respects to unpatented mining claims in the U.S., there are differences.  See “Mexican Mining Laws and Regulations” below for information regarding Mexican mining concessions.

Although the Company believes that each of its properties has deposits of silver, gold, copper, lead, zinc, or iron, the properties are in the exploration stage, do not have any proven reserves, and may never produce any of these metals in commercial quantities.

Firma Holdings’ mining properties are the Don Roman Groupings and the Picacho Groupings, described further below.

In Mexico, land size is denominated in hectares and weight is denominated in tonnes.  One hectare is equal to approximately 2.47 acres and one tonne is equal to 2,200 pounds.

With the exception of the Don Roman Groupings, as of April 14, 2015, no plants or other facilities were located on any of the properties.

Firma Holdings will use its own employees, or contract with qualified personnel, to conduct and supervise all aspects of its exploration program.

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

The temporary permits previously held expired in the third quarter 2013.  Without permits, the Company is allowed to perform the following:
•	Road maintenance/refurbishment of existing roads only
•	Living quarter construction/maintenance
•	Surveying
•	Surface sampling
•	Old workings exploration/identification and sampling
•	Mapping
•	Plant maintenance and refurbishment
•	Use of 900 kva electricity for plant testing during maintenance and refurbishment
•	Fencing, limiting identifying surface areas and general protection for all working and old working areas (safety)
•	Locating and drilling of a water well

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

As of December 31, 2014, $7,878,000 has been spent on the mapping, sampling, trenching, plant facilities, processing equipment, and related mining equipment on the Don Roman property.

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

To maintain the Company’s rights to the Don Roman mining concessions, the Company must:
•	make concession tax payment of approximately $48,200, payable in two installments due January and July of each year;
•	file yearly Statistical and Technical reports no later than January 31st of each year; and
•	file yearly Production/Works Reports no later than May 31st of each year

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

On May 7, 2013, the Company received notice that Yamana was terminating the purchase agreement and the Company regained possession of the property.

As of December 31, 2014, the Company has spent $1,394,000 exploring this property.  Historical exploration was also performed by other third parties prior to the Company’s acquisition of this property.

To maintain the Company’s rights to the Picacho mining concessions, the Company must:
•	make concession tax payment of approximately $69,200, payable in two installments due January and July of each year;
•	file yearly Statistical and Technical reports no later than January 31st of each year; and
•	file yearly Production/Works Reports no later than May 31st of each year

U.S. Mining Laws and Regulations

In the U.S., unpatented mining claims on unappropriated federal land may be acquired pursuant to procedures established by the Mining Law of 1872 and other federal and state laws.  These acts generally provide that a citizen of the U.S. (including a corporation) may acquire a possessory right to develop and mine valuable mineral deposits discovered upon appropriate federal lands, provided that such lands have not been withdrawn from mineral location, e.g., national parks, military reservations and lands designated as part of the National Wilderness Preservation System.  The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions.  These uncertainties relate to such non-record facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record.  Prior to discovery of a locatable mineral thereon, a mining claim may be open to location by others unless the owner is in possession of the claim.

To maintain its unpatented mining claims in good standing, the claim owner must file with the Bureau of Land Management (“BLM”) an annual maintenance fee ($140 for each claim, which may change year to year), a maintenance fee waiver certification, or proof of labor or affidavit of assessment work, all in accordance with the laws at the time of filing which may periodically change.

Any domestic exploration programs conducted by Firma Holdings will be subject to federal, state and local environmental regulations.  The U.S. Forest Service and the BLM extensively regulate mining operations conducted on public lands.  Most operations involving the exploration for minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state, and local governmental authorities as well as the rights of adjoining property owners.  Firma Holdings may be required to prepare and present to federal, state, or local authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment.  All requirements imposed by any such authorities may be costly and time-consuming, and may delay commencement or continuation of exploration or production operations.

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

Exploration mining concession applications are filed at government offices.  Exploration concessions are valid for fifty years and give their holders the right to carry out exploration work and, if warranted, put into production any ore discovered on the concession.

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
▪
Concession name title, surface area, and general identification of modifications to the concession. If purchased in the previous year, the contract information and from whom acquired, if the contract is still being paid, and general terms of contract and a disclosure if new minerals/metals have been found other than the ones in prior submissions.

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

Concessionaires must comply with federal environmental regulations which generally require that mining activities be subject to an environmental impact statement authorization.  Normally an environmental impact statement authorization can be obtained in six to twelve months from the date of its filing.  However, environmental impact statements for mining operations that do not exceed levels established by the Mexican government are not required.

The Mining Law forbids concessionaires from removing mine timbering and supports and requires compliance with all safety rules promulgated by the Mexican government.

Mexican and foreign individuals, as well as Mexican corporations, are allowed to hold mining concessions. Although foreign corporations may not hold mining concessions, foreign corporations may, however, own Mexican corporations.

General

Firma Holdings’ offices are located at 181 N. Arroyo Grande Blvd., Ste. 140B, Henderson, NV 89074. The office space is supplied free of charge by Lynda R. Keeton-Cardno, Chief Financial Officer and Accounting of Firma Holdings.

As of April 14, 2015 Firma Holdings had 6 employees; and American Metal Mining had 1 employee.

Firma Holdings’ website is www.taraminerals.com

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

See Item 1.

Item 3.  Legal Proceedings.

In August 2011, Firma Holdings entered into an agreement with Carnegie Mining and Exploration, Inc. which provided Carnegie with the option to earn up to a 50% interest in Firma Holdings’ Don Roman and iron ore projects.

In order to earn an interest in the Don Roman project, Carnegie was required to spend certain amounts on the Don Roman property such that the Don Roman plant reached minimum production levels. Carnegie could earn a 50% interest in Firma Holdings’ iron ore projects by spending $1,000,000 toward the projects by November 6, 2011.

Carnegie did not spend the required amounts on either project and Firma Holdings terminated the option.

On November 10, 2011, Firma Holdings filed a complaint in Clark County, Nevada against Carnegie seeking a declaration that Carnegie failed to properly exercise its option to acquire an interest in the iron ore properties. Carnegie was required to respond to the complaint on or before March 21, 2012.

On December 9, 2011, Carnegie and a purported affiliate, Carnegie Operations, LLC filed a complaint in Texas state court against former employees of Carnegie. Although Firma Holdings was not initially named as a defendant, the substance of the state court complaint made it clear that the core issues were substantially similar to those raised in the Nevada litigation. The individual defendants removed the case to federal court in Dallas, Texas on December 22, 2011. Carnegie responded with a First Amended Complaint on January 31, 2012, which formally named Firma Holdings as a defendant. In its amended complaint, Carnegie sought an injunction against Firma Holdings in connection with its option on the iron ore properties, as well as damages for alleged fraud, trade secret theft, civil conspiracy, and tortuous interference with Carnegie’s employment contracts with the individual defendants.

On February 14, 2012, Firma Holdings moved the Texas court for a transfer of venue to Nevada so that the cases could be consolidated. In July 2012, the Texas Court granted Firma Holdings motion and transferred the case to Nevada.

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

On February 15, 2015, Ben Renda filed a lawsuit against the Company in the Circuit Court of Cook County, Illinois requesting damages in the amount of approximately $209,000. In his complaint, Mr. Renda alleges that in 2012-2013 he was involved in negotiating a license pertaining to the SmartPac technology.  Although the license was never finalized, Mr. Renda claims the work he performed aided the Company in acquiring the SmartPac technology, and therefore the Company somehow unjustly benefited from Renda’s work. Mr. Renda’s claim against the Company is subject to two pending motions to dismiss. Neither motion has been ruled on as of April 14, 2015.

Other than the foregoing, Firma Holdings is not involved in any legal proceedings and is not aware of any legal proceedings which are threatened or contemplated.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Firma Holdings’ common stock is quoted on the OTC Bulletin Board under the symbol “FRMA”.

Shown below are the ranges of high and low closing prices for Firma Holdings’ common stock for the periods indicated as reported by FINRA and as reported on www.stockhouse.com.  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
31-Mar-13	$0.50	$0.25
30-Jun-13	$0.37	$0.16
30-Sep-13	$0.29	$0.16
31-Dec-13	$0.25	$0.10
31-Mar-14	$0.28	$0.14
30-Jun-14	$0.30	$0.14
30-Sep-14	$0.30	$0.20
31-Dec-14	$0.24	$0.17

As of April 14, 2015 Firma Holdings had 100,845,696 outstanding shares of common stock and 251 shareholders of record.

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

Recent Sales of Unregistered Securities and Use of Proceeds

Firma Holdings relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these securities.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Company was incorporated on May 12, 2006 as Tara Minerals Corp.  On June 3, 2014 the Company amended its Articles of Incorporation changing its name from Tara Minerals Corp. to Firma Holdings Corp.

Beginning in the second quarter of 2014 the Company had two operational business segments:  mining and packaging technology.  As of December 31, 2014 the packaging technology segment was in the planning stage with minimal activity, while the mining segment accounts for the majority of the Company’s results of operations in the accompanying financial statements and in the discussion below.

RESULTS OF OPERATIONS

Material changes of certain items in Firma Holdings’ Statement of Operations for the year ended December 31, 2014, as compared to the year ended December 31, 2013, are discussed below.

Year Ended	December 31, 2014	December 31, 2013
(In thousands of U.S. Dollars)
Revenue	$105	$-
Cost of revenue		-
Exploration expenses	536	1,734
Operating, general and administrative expenses	2,910	2,690
Net operating loss	$(3,340)	$(4,424)

For the year ended December 31, 2014, ore from the exploration process at the Dixie Mining District was sold; compared to the year ended December 31, 2013, when the Company had no revenues from mining activity at any of its properties.

For the year ended December 31, 2014, the Company kept all mining concessions in dormant or inactive status while working toward further funding options resulting in exploration expenses for routine maintenance and employee costs; compared to the year ended December 31, 2013, when the Company focused primarily exploring the Dixie Mining District in Idaho. In 2013 exploration expenses included expenses for preproduction activities, geology consulting, assaying, field supplies and other mine expenses.

Material changes of certain items, or significant expenses, in Firma Holdings’ operating, general and administrative expenses for the year ended December 31, 2014, as compared to the year ended December 31, 2013, are discussed below.

Year Ended	December 31, 2014	December 31, 2013
(In thousands of U.S. Dollars)
Bad debt expense	$129	$178
Investment banking and investor relations expense	100	366
Compensation, officer employment contracts and bonuses	1,227	667
Professional fees	641	619
Travel expense	48	98

Impuesto al Valor Agregado taxes (IVA) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 16%. Under certain circumstances, these taxes are recoverable by filing a tax return and as determined by the Mexican taxing authority. Each period, receivables are reviewed for collectability.  When a receivable has doubtful collectability we allow for the receivable until we are either assured of collection (and reverse the allowance) or assured that a write-off is necessary. Bad debt expense decreased for the year ended December 31, 2014, compared to the year ended December 31, 2013 due to a lower volume of transactions that generate IVA receivables.  In addition, allowance for doubtful accounts related to IVA decreased as a result of recoveries of IVA in the amount of $73,216 in 2014 through March 31, 2015.

Investment banking and investor relations expense for the year ended December 31, 2014, compared to the year ended December 31, 2013, significantly decreased due to the addition of our new agricultural business segment taking the time of our executives.

Compensation, officer employment contracts and bonuses increased due to stock based compensation expense of $405,931 for the year ended December 31, 2014 compared to $59,645 for the year ended December 31, 2013.   Prior to 2014, total base salary for the Company’s officers was split per contract 2/3 Firma Holdings and 1/3 Tara Gold Resources, the former parent of Firma Holdings.  This split between the two companies ceased when the officers resigned from Tara Gold Resources in February 2015 and the Board of Directors of the Company approved the assumption of all related accrued salary.  The overall cash dollar compensation for the officers of the Company did not change between the two years, except for stock based compensation.

Professional fees for the year ended December 31, 2014, increased primarily due additional legal fees offset by lower accounting and security fees at the Mexico office. Legal services in 2014 relate to the intellectual property after acquisition; compared to the year ended December 31, 2013, which consisted of legal services related to the acquisition of additional acres added to the Dixie Mining District and the settlement agreement reached with Carnegie related to the Champinon mining concession.  Though the dollar figures are relatively consistent year over year, the components of the legal fees within professional fees is materially different as the Company added a new business segment in 2014.

Travel expense for the year ended December 31, 2014, decreased due to limited travel to the Dixie Mining District compared to the year ended December 31, 2013, where there was extension travel to the Dixie Mining District.

Material changes of certain items in Firma Holdings’ other income/expenses for the year ended December 31, 2014, as compared to the year ended December 31, 2013, are discussed below.

Year Ended	December 31, 2014	December 31, 2013
(In thousands of U.S. Dollars)
Interest income	$650	$51
Impairment of long lived assets	(11,313)	(28)
Loss on deconsolidation	(5,351)	-

As of December 31, 2014, the Company was deconsolidated from Tara Gold who also divested its interested in its Mexican subsidiary Corporacion Amermin S.A. de C.V. (“Amermin”).  Due to the change in organizational relationship the Company recognized items at December 31, 2014 which had previously been eliminated under the concepts of consolidation under generally accepted accounting principles.  Transactions relating to this deconsolidation are not usual and not anticipated to reoccur.  Additionally, the intercompany loan balances between Tara Gold and Amermin were converted to a note for $10,315,020 with an interest rate of 3.22%.

Interest income for the year ended December 31, 2014, increased due to the Company extending a note receivable for $530,500 and Tara Gold recognizing interest income on the note with Amermin referred to above.  Interest income relating to related party notes receivable at AMM encompasses the entire year ended December 31, 2013 balance and is flat in comparison between the years ended December 31, 2014 and 2013.

Subsequent to year end but contemporaneous with preparing this annual report, the Company determined that the note receivable between Tara Gold and Amermin was likely not fully collectible as the Company no longer has any influence or insight over the operations of Amermin.  As such the note was impaired as of December 31, 2014.  Impairment of assets other than this note for the year ended December 31, 2014 relate to either adjusting the fair value of the Dixie Mining District to the amount the Company sold it for in February 2015 or the impairment of the Pirita mining concession in Mexico.  The impairment of other mining concession in Mexico was $28,001 for the year ended December 31, 2013.

Lastly, upon Tara Gold ceasing to be the parent of the Company, a total loss on deconsolidation consisting of the write off approximately $415,000 in an intercompany payable to the Company and the fair value of its investment in the Company’s stock of approximately $4,935,000 was recognized.

LIQUIDITY AND CAPITAL RESOURCES

The following is an explanation of Firma Holdings’ material sources and (uses) of cash (in thousands of U.S. dollars) during the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
(In thousands of U.S. Dollars)
Net cash used in operating activities	$(2,488)	(3,126)
Acquisition of property, plant, equipment, mine development, and land	-	(217)
Purchase of mining concession including mining deposits	-	(650)
Acquisition of intellectual property	(559)	-
Proceeds from the sale of assets	28	-
Cash from the sale of common stock and stock payable	3,739	2,274
Proceeds from notes payable	110	150
Payments towards notes payable	(718)	(26)
Change in due to/from related parties, net	229	746
Cash, beginning of period	77	907

Firma Holdings anticipates that its capital requirements during the year ending December 31, 2015 will be:

Exploration and Development – Don Roman Groupings	$200,000
Exploration and Development – Picacho Groupings	160,000
Property taxes	125,000
Packaging technology business segment	1,950,000
Food manufacturing	3,000,000
General and administrative expenses	1,000,000
Total	$6,435,000

The capital requirements shown above include capital required by Firma Holdings and subsidiaries.

In 2014 and early 2015 the Company negotiated and subsequently closed on the acquisition of two significant business opportunities in two distinctly different segments. The Company will now operate with three subsidiary companies in three segments. Gracepoint Mining, LLC will hold the Company’s mining assets; SmartPac Global, LLC will hold the SmartPacTM technology; Sicilian Sun Limited, LLC will hold the food manufacturing and sales business.

Each acquisition was made with a strategic focus on a combination of instant revenue, scalable revenue, and exponential valuation growth potential. The result is that the Company now has three distinct divisions: mining, packaging technology, and food manufacturing.

As the mining division of the Company continues to explore options to advance all projects, the Company took advantage of an opportunity to sell the Dixie Mining district in February 2015 for $450,000 cash and the assumption of certain payables related to doing business in the state of Idaho. Additionally, we continue to actively look for strategic partners to restart the operations at the Company’s Don Roman processing plant in Mexico and/or further develop the property.

The second division, SmartPac Global, is a packaging technology that can be used for the preservation and protection of fresh fruit, vegetables, and flowers during extended periods of shipping and storage. The packaging technology, currently named SmartPacTM, is comprised of patents, trademarks and other intellectual property pertaining to systems and methods for packaging bulk quantities of fresh produce and flowers incorporating modified atmosphere packaging.

SmartPac Global has engaged the services of a global distribution and logistics expert to introduce and enlist end users to its patented SmartPacTM Systems solution. These included introductions to major destination importers, retailers and food service distributors, in both Europe and Asia; communicating the significant value propositions offered by the SmartPacTM packaging system. As a result of these meetings, Firma was engaged to demonstrate the performance by shipping asparagus, avocados, limes, and honeydew melons, in SmartPacTM’s, to Japan and Europe. The demonstrations resulted is reducing transportation costs, spoilage, and handling costs while enabling consumers to enjoy better tasting fresh food.

Clients that have been engaged predominately import high value fresh fruit and vegetables from long distances, including the U.S., Mexico, Peru, and Chile. As an example, avocado fruit was shipped to Japan and the condition of the fruit was evaluated upon arrival by both the importer and Firma. The avocado fruit using SmartPacTM technology was found to have arrived in superior condition, and with increased yields when compared to cartons not packed using SmartPacTM technology. This has resulted in requests for additional shipments and preparations being made for meeting scaled demand. The Company now has the opportunity to begin SmartPacTM sales and continue to build out sales channels.

With these demonstrations, Firma has confirmed that the market demands an effective "per carton" solution that enables the retailer to capture and eliminate the costs associated with transportation and spoilage generated in their fruit and vegetable supply chains. As a result, in addition to seeking to fulfill current market requests and developing custom packaging, the Company is currently expanding its global dynamic demonstrations.

The third division was established with the 2015 acquisition of Sicilian Sun Limited, LLC., and its wholly owned subsidiary, Sicilian Sun Foods, s.r.l. The acquisition includes two production facilities located in Sicily, Italy, that encompass almost 100,000 square feet of factory space.

In 2014, Sicilian Sun Foods partnered with California based food supplier La Petite Foods and US based global food broker Daymon Worldwide. La Petite Food’s retail partnerships have included Trader Joes, Whole Foods, Walmart, Costco, Sam’s Club, UNFI Distributing and many other specialty markets. Daymon Worldwide operates on six continents, providing end-to-end retail services focused on Private Brand Development, Strategy & Branding, Sourcing & Logistics, and Retail Services & Consumer Experience Marketing. Sicilian Sun Foods utilized the services of La Petite Foods and Daymon Worldwide in contracting with major grocery chains consisting of thousands of retailers throughout the United States to manufacture private label and branded products. The initial stocking order, related to various frozen deserts, is scheduled to begin in June, 2015, with sales estimates of $3.5 million per quarter by the 4th quarter of 2015.

Firma Holdings will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

Firma Holdings does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on its sales, revenues or income from continuing operations, or liquidity and capital.

Firma Holdings’ future plans will be dependent upon the amount of capital available to Firma Holdings, the amount of cash provided by its operations, and the extent to which Firma Holdings is able to have joint venture partners pay the costs of exploring and developing its mining properties.

Firma Holdings does not have any commitments or arrangements from any person to provide Firma Holdings with any additional capital except as disclosed in the subsequent event footnote in the financial statement included in Item 8.  If additional financing is not available when needed, Firma Holdings may continue to operate in its present mode. Firma Holdings does not have any plans, arrangements or agreements to sell its assets or to merge with another entity.

Off-Balance Sheet Arrangements

At December 31, 2014, Firma Holdings had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis is completed as needed, and at least annually. As of the date of this filing no events have occurred that would require the write-down of any assets the Company intends to hold. In addition, the carrying amounts of the Company’s mining properties are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2014 and 2013, respectively, no indications of impairment existed for any assets the Company intends to hold.

Certain mining plant and equipment included in mine development and infrastructure is depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years. Other non-mining assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years.

Intellectual Property

The Company capitalized the intellectual property underlying the SmartPacTM  product.  The intellectual property has an indefinite life and therefore under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-30-35 “General Intangibles Other than Goodwill, Subsequent Measurement” will not be amortized.  The carrying amount of the Company’s intellectual property is reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2014 no indications of impairment existed for the intellectual property.

Financial and Derivative Instruments

The Company periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment.  In the event that the debt or equity treatment is not readily apparent, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480-10-S99 is consulted for temporary treatment.  Once an event takes place that removes the temporary element the Company appropriately reclassifies the instrument to debt or equity.

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

Future remediation costs for processing plant and buildings are accrued based on management’s best estimate, at the end of each period, of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing remediation, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

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

Item 8.  Financial Statements and Supplementary Data.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
 (An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR
THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of the Firma Holdings Corp.
Henderson, Nevada

We have audited the accompanying consolidated balance sheets Firma Holdings Corp. (the "Company") as of December 31, 2014 and the related statements of operations and comprehensive loss, statements of cash flows, and statements of shareholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the related statements of operations and comprehensive loss, statements of cash flows, and statements of shareholders’ equity for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ The Pun Group
The Pun Group

Santa Ana, California
April 14, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Firma Holdings Corp.,

We have audited the accompanying consolidated balance sheets of Firma Holdings Corp. as of December 31, 2013, and the related statements of operations and comprehensive loss, statements of cash flows, and statements of shareholders’ equity for the year then ended.  These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Firma Holdings Corp.  as of  December 31, 2013, and the related statements of operations and comprehensive loss, statements of cash flows, and statements of shareholders’ equity for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ StarkSchenkein, LLP
StarkSchenkein, LLP

Denver, Colorado
April 14, 2014

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

Assets
Current assets:
Cash	$738,610	$76,758
Other receivables, net	20,446	73,106
Note receivable	594,485	-
Prepaid assets	134,666	114,425
Assets held for sale or disposal, net	450,000	679,262
Due from related parties	104,868	-
Other current assets	108,036	21,684
Total current assets	2,151,111	965,235

Property, plant, equipment, mine development, and land, net	6,107,441	6,694,419
Intellectual property	2,745,229	-
Total assets	$11,003,781	$7,659,654

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,680,408	$1,410,281
Notes payable, current portion	2,123,100	38,614
Convertible notes payable, net	260,000	75,652
Due to related parties, net	-	1,517,615
Total current liabilities	4,063,508	3,042,162
Notes payable, non-current portion	1,910,495	28,005
Total liabilities	5,974,003	3,070,167

Stockholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 94,032,340 and 81,082,278 shares	94,032	81,082
Additional paid-in capital	40,984,888	37,191,859
Common stock payable	667,671	47,466
Accumulated deficit	(45,760,739)	(35,757,123)
Accumulated other comprehensive income (loss)	153,923	(167,584)
Total Firma Holdings stockholders’ (deficit) equity	(3,860,225)	1,395,700
Non-controlling interest	8,890,003	3,193,787
Total stockholders’ equity	5,029,778	4,589,487
Total liabilities and stockholders’ equity	$11,003,781	$7,659,654

See accompanying notes to these consolidated financial statements.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31, 2014	December 31, 2013
Mining revenues	$105,316	$-
Cost of revenue	-	-
Gross margin	105,316	-
Exploration expenses	535,559	1,734,394
Operating, general and administrative expenses	2,910,137	2,689,898
Net operating loss	(3,340,380)	(4,424,292)
Non-operating income (expense):
Interest income	649,519	51,432
Interest expense	(219,417)	(254,004)
Gain (loss) on debt due to extinguishment and conversion	5,000	(7,000)
Loss on disposal or sale of assets	(39,407)	(1,458)
Loss on deconsolidation	(5,350,610)	-
Settlement loss, net	(5,148)	(1,064,996)
Gain on bargain acquisition of ACM	-	3,489,971
Impairment of long lived assets	(11,313,201)	(28,001)
Other income	31,715	152
Total non-operating (loss) income	(16,241,549)	2,186,096
Loss before income taxes	(19,581,929)	(2,238,196)
Income tax (provision)	-	(6,284,000)
Loss before discontinued operations	(19,581,929)	(8,522,196)
Gain from discontinued operations of Corporacion Amermin S.A. de C.V. (including loss on disposal of $4,385), net of tax	9,568,433	-
Net loss	(10,013,496)	(8,522,196)
Net (income) loss attributable to non-controlling interest	9,880	47,753
Net loss attributable to Firma Holdings’ shareholders	(10,003,616)	(8,474,443)
Other comprehensive gain (loss):
Foreign currency translation gain	141,332	19,562
Unrealized gain on fair value of stock	180,175	-
Total comprehensive loss	$(9,682,109)	$(8,454,881)

Net loss per share, basic and dilutive before discontinued operations	$(0.23)	$(0.11)

Discontinued operations per share, basic and dilutive	$(0.11)	$(0.00)

Net loss per share, basic and diluted	$(0.12)	$(0.11)

Weighted average number of shares, basic and diluted	86,460,993	74,632,059

See accompanying notes to these consolidated financial statements.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

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

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(CONTINUED)

	Common Stock		Additional	Common Stock	Accumulated	Accumulated Other
	Shares	Amount	Paid-In Capital	Payable (Receivable)	Deficit During Exploration Stage	Comprehensive Income	Total

Balance at December 31, 2013	81,082,278	$81,082	$37,191,859	$47,466	$(35,757,123)	$(167,584)	$1,395,700

Common stock sold for cash, and options and warrants exercises	12,737,015	12,737	3,058,366	667,671	-	-	3,738,774

Common stock issued for services	213,047	213	47,253	(47,466)	-	-	-

Option valuation for services	-	-	405,931	-	-	-	405,931

Options provide in purchase of intellectual property	-	-	186,629	-	-	-	186,629

Beneficial conversion feature on convertible note payable	-	-	94,850	-	-	-	94,850

Unrealized gain on fair value of stock	-	-	-	-	-	180,175	180,175

Foreign currency translation gain	-	-	-	-	-	141,332	141,332

Net loss	-	-	-	-	(10,003,616)	-	(10,003,616)

Balance at December 31, 2014	94,032,340	$94,032	$40,984,888	$667,671	$(45,760,739)	$153,923	$(3,860,225)

See accompanying notes to these consolidated financial statements.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss attributable to Firma Holdings’ shareholders	$(10,003,616)	$(8,474,443)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	288,129	310,350
Bad debt (recovery) / allowance for doubtful accounts	(82,871)	45,283
Stock based compensation and stock bonuses	405,931	59,645
Common stock issued for services and other expenses	-	220,366
Settlement loss, net	5,148	1,064,996
Non-controlling interest in net loss of consolidated subsidiaries	(9,880)	(47,753)
Accretion of beneficial conversion feature and debt discount	169,198	245,652
(Gain) loss on debt due to extinguishment and conversion	(5,000)	7,000
Income tax provision (benefit)	-	6,284,000
Gain on bargain purchase of ACM	-	(3,489,971)
Impairment of long lived assets	11,313,201	28,001
Loss on deconsolidation	5,350,610	-
Discontinued operations	(9,568,433)	-
Other	39,407	-
Changes in operating assets and liabilities:
Other receivables, net	193,732	(85,509)
Prepaid expenses	(27,683)	(60,405)
Note receivable, current	(594,485)	-
Other assets	(86,352)	2,897
Accounts payable and accrued expenses	765,390	763,468
Net cash used in operating activities	(1,847,574)	(3,126,423)
Cash flows from investing activities:
Acquisition of property, plant, equipment, land and construction in progress	-	(217,066)
Acquisition of intellectual property	(558,601)	-
Proceeds from the sale of assets	27,987	-
Purchase of mining concession including mining deposits	-	(650,000)
Net cash (used in) investing activities	(530,614)	(867,066)
Cash flows from financing activities:
Cash from the sale of common stock	3,738,774	2,274,000
Proceeds from notes payable	110,000	150,000
Payments towards notes payable	(718,233)	(26,211)
Change in due to/from related parties, net	(412,008)	746,233
Net cash provided by financing activities	2,718,533	3,144,022

Effect of exchange rate changes on cash	321,507	19,562

Net increase (decrease)	661,852	(829,905)
Cash, beginning of period	76,758	906,663
Cash, end of period	$738,610	$76,758

See accompanying notes to these consolidated financial statements.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	December 31, 2014	December 31, 2013

Supplemental Information:
Interest paid	$2,367	$6,379
Income taxes paid	$-	$-

Non-cash Investing and Financing Transactions:

Beneficial conversion value for convertible debt and financial instruments	$94,850	$120,000
Conversion of debt to common stock, plus accrued interest	$-	$800,000
Purchase of property and equipment through debt and common stock	$-	$29,038
Reclassification of due to related party to notes payable	$1,517,615	$-
Issuance of common stock payable for services	$47,466	$50,400
Reclassification of assets held for disposal, net	$(624,000)	$-
Receivable reclassified to mining deposit	$-	$-
Construction in progress or mining deposit reclassified to property, plant and equipment	$-	$112,582
Issuance of common stock for legal settlement	$-	$150,000
Acquisition of intellectual property through options and note payable	$2,186,629	$-
Conversion of accrued expense to a note payable	$274,500	$(12,500)
Other	$10,000	$-

See accompanying notes to these consolidated financial statements.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

Firma Holdings Corp. (“Firma Holdings” or the “Company”), formerly known as Tara Minerals Corp. and formerly a subsidiary of Tara Gold Resources Corp. (“Tara Gold”), consists of two business segments: mining and packaging technology.

Our mining business segment explores and develops mining properties which may be productive of gold, silver, copper, lead, zinc, iron, industrial metals, and other associated metals.  Firma Holdings was incorporated in Nevada on May 12, 2006 and is in the exploration stage.

Tara Gold, which historically engaged in the exploration and development of mining properties in Mexico, divested its ownership in Firma Holdings in February 2015 by distributing out its ownership in Firma Holdings to its shareholders.

In 2006 Tara Gold, formed Firma Holdings when it determined that some investors, prefer lead, zinc and silver projects, rather than gold and silver projects, and that capital may be easier to obtain by separating gold properties from industrial metal properties. Although this was Tara Gold’s intention when it formed Firma Holdings, Firma Holdings nevertheless has interests in properties which may be productive of gold or silver.  Firma Holdings formed Adit Resources Corp. (“Adit”) in 2009 to hold the Picacho Groupings and to finance the exploration and development of the Picacho Groupings solely from the sale of Adit’s securities. Adit in turns owns 99.99% of American Copper Mining, S.A. de C.V. (“ACM”) (See Note 15). Firma Holdings owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation and 87% of the common stock of Adit. Firma Holdings’ operations in Mexico are conducted through AMM and ACM, since Mexican law provides that only Mexican corporations are allowed to own mining properties.

Our packaging technology business segment owns the “SmartPacTM” technology.  Purchased in May 2014, this technology can be used for the preservation and protection of fresh fruit, vegetables and flowers during extended periods of shipping and storage. The technology is comprised of patents, trademarks and other intellectual property pertaining to systems and methods for packaging bulk quantities of fresh produce and flowers incorporating modified atmosphere packaging.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Variable interest entities (“VIE”) over which control is achieved through means other than voting rights and where the Company is considered the primary beneficiary are included in our consolidated financial statements in those periods in which this applies.  When the Company is the primary beneficiary of the VIE, the Company consolidates the entity if control is achieved through means other than voting rights such as control of the Board, certain treasury activities, certain capital structures and contractual relationships.  At December 31, 2014, the Company considered Tara Gold a VIE as defined above and has consolidated the related standalone financial statement of Tara Gold within the 2014 financial results.  At December 31, 2013 the Company had no joint ventures or VIEs.

Unless otherwise indicated, all references to “Firma Holdings” or the “Company” include the properties and operations of Adit, AMM, ACM and Tara Gold.

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All amounts are in U.S. dollars unless otherwise indicated. All significant inter-company balances and transactions have been eliminated in consolidation.

The reporting currency of Firma Holdings, Adit and Tara Gold is the U.S. dollar.  The functional currency of AMM and ACM is the Mexican Peso. As a result, the financial statements of the subsidiaries have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for non-monetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with non-monetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement gain (loss) is recorded to other comprehensive gain (loss).

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements for the AMM and ACM are as follows for the year ended December 31, 2014 and 2013.  Mexican pesos per one U.S. dollar:

	December 31, 2014
Current exchange rate	Ps.	14.7348
Weighted average exchange rate for the year ended	Ps.	13.3019

	December 31, 2013
Current exchange rate	Ps.	13.0652
Weighted average exchange rate for the year ended	Ps.	12.5439

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

Reclassifications

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current year presentation, specifically the reclassification of the Dixie Mining District to assets for sale or disposal due to that mining concessions sale in 2015.

Cash and Cash Equivalents

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2014 and December 31, 2013.

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

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
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

Concentrations

The Company maintains cash balances at highly-rated financial institutions in the United States. Each institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 for deposit accounts. The Company had one and none bank accounts in excess of $250,000, at December 31, 2014 and 2013, respectively. The Company has not experienced any losses in these accounts.

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

	December 31, 2014	December 31, 2013

Allowance – recoverable value-added taxes	$1,436,115	$1,597,407
Allowance – other receivables	426,853	348,433
Total	$1,862,968	$1,945,840

Bad debt expense was $129,018 and $836,959 at December 31, 2014 and 2013, respectively.

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. The inventory as of December 31, 2014 consists of component parts for internally constructed product of the SmartPacTM product.

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

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

The recoverability of the book value of each property is assessed annually for indicators of impairment such as adverse changes to any of the following:

• estimated recoverable ounces of copper, lead, zinc, silver or other precious minerals
• estimated future commodity prices
• estimated expected future operating costs, capital expenditures and reclamation expenditures

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis is completed as needed, and at least annually. As of the date of this filing no events have occurred that would require the write-down of any assets the Company intends to hold. In addition, the carrying amounts of the Company’s mining properties are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2014 and 2013, respectively, no indications of impairment existed for any assets the Company intends to hold.

Certain mining plant and equipment included in mine development and infrastructure is depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years. Other non-mining assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years.

Intellectual Property

The Company capitalized the intellectual property underlying the SmartPacTM product.  The intellectual property has an indefinite life and therefore under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-30-35 “General Intangibles Other than Goodwill, Subsequent Measurement” will not be amortized.  The carrying amount of the Company’s intellectual property is reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2014 no indications of impairment existed for the intellectual property.

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

The Company periodically assesses its financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt, equity, and common stock equivalents in excess of available authorized common shares, and contracts with variable share settlements.  In the event of derivative treatment, the Company marks the instrument to market.

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

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
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

Future remediation costs for processing plant and buildings are accrued based on management’s best estimate, at the end of each period, of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing remediation, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. There were no reclamation and remediation costs accrued as of December 31, 2014 or 2013.

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

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Comprehensive Gain (Loss)

Total accumulated comprehensive gain (loss) and the components of accumulated other comprehensive gain (loss) are presented in the Consolidated Statements of Shareholders’ (Deficit) Equity. Accumulated other comprehensive gain (loss) is composed of foreign currency translation adjustment effects and unrealized gains or losses on the fair value of stock investments.

Net Loss per Common Share

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss. During the years ended December 31, 2014 and 2013, respectively, the Company incurred a net loss, resulting in no dilutive common shares.

Recently adopted and recently issued accounting guidance

Issued

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers," (“ASU 2014-09”) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in accounting principles generally accepted in the United States of America (“U.S. GAAP”) when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Adopted

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for these audited consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard provides guidance as to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.  The Company has elected to early adopt the provisions of ASU 2014-15 for these audited consolidated financial statements.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC, did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2.	Assets Held for Sale or Disposal, net

Dixie Mining District

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

In February 2015, the Company sold all concessions in the Dixie Mining District for $450,000 plus the assumption of certain payables related to business conducted in Idaho.  As such, the property was revalued to the sale price of $450,000 at December 31, 2014 and reclassified to assets held for sale.

Pirita Prospect

In June 2009, the Company acquired the Pirita Prospect from an independent third party for the effective purchase price of $250,000, of which $50,000 was paid cash and $230,000 was financed, plus value-added tax of $30,000. As of December 31, 2014 and 2013, the remaining note payable was $174,000, including applicable value-added tax.

As of December 31, 2014 and 2013, the Company was in negotiations to amend its agreements relating to the Pirita Prospect which may include the termination of this acquisition agreement and the return of the property, or other disposal. Per the contract, the Company can only return the property if it is in good standing, which requires that all taxes must be paid and the property must be clear of any liabilities. As of December 31, 2014, the Company had not paid the property taxes associated with this prospect.  As of December 31, 2014 the Company has fully impaired the mining concession and has presented the related notes payable as a note payable.  As of December 31, 2013, the Company had presented the net amount of $76,000 related to the Pirita prospect as an asset held for disposal, net.

Las Viboras Dos Prospect

On July 2011, the Company acquired the Las Viboras Dos prospect from an independent third party for an effective purchase price of $188,094, plus value-added tax of $30,095.  The purchase price was financed and has a balance of $234,832, including applicable value-added tax. As of December 31, 2014 Mexico legal counsel concluded that by certain terms in the contract the Company no longer had rights to the property nor was it responsible for any further debt.  The property and related debt were accounted for as disposed of at December 31, 2014.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Total assets held for disposal, net as of December 31, 2014 and 2013 are the following:

December 31, 2014	Mining Concession	Outstanding Debt	Total Assets Held for Disposal, net
Dixie Mining District	$450,000	$-	$450,000

December 31, 2013	Mining Concession	Outstanding Debt	Total Assets Held for Disposal, net
Pirita Prospect	$250,000	$(174,000)	$76,000
Las Viboras Dos Prospect	188,094	(234,832)	(46,738)
Dixie Mining District	650,000	-	650,000
	$1,088,094	$(408,832)	$679,262

Note 3.	Property, Plant, Equipment, Mine Development, and Land, net

	December 31, 2014	December 31, 2013

Land	$19,590	$19,590

Mining concessions:
Pilar (a)	710,172	710,172
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Centenario	635,571	635,571
La Palma	80,000	80,000
La Verde	60,000	60,000
Picacho Groupings (See Note 15)	1,571,093	1,571,093
Mining concessions	3,678,575	3,678,575

Property, plant and equipment	3,620,151	4,142,245
	7,318,316	7,840,410
Less – accumulated depreciation	(1,210,875)	(1,145,991)
	$6,107,441	$6,694,419

Pilar, Don Roman, Las Nuvias, Centenario, La Palma and La Verde properties are geographically located in Mexico and are known as the Don Roman Groupings.

The Picacho and Picacho Fractions are geographically located in Mexico and are known as the Picacho Groupings.

All properties listed above are paid for in full except the following:

a)
In January 2007, the Company acquired the Pilar de Mocoribo Prospect (“Pilar”) from the former Mexico subsidiary of Tara Gold, Amermin, for $739,130 plus $115,737 of value-added tax (as amended).  The Company owes a remaining $535,659 for this mining concession (including the applicable value-added tax), with payments beginning in 2020.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $739,130 have been discounted using the incremental borrowing rate of 5.01%. As of December 31, 2014, the present value of future payments is as follows:

	Debt	IVA	Total
Total remaining debt	$486,739	$77,878	$564,617
Imputed interest	(28,959)	-	(28,959)
Present value of debt	$457,780	$77,878	$535,658

Other Mining Commitments

Tania Iron Ore Project

The Company leased the Tania Iron Ore Project in May 2011 for royalty payments based on production.

The Company has the right to remove 6 million tonnes of iron ore concentrate from the property, with renewal rights extending through the life of the property. The Company had agreed to pay $6 per tonne for the first 500,000 tonnes removed from the property and $7 per tonne thereafter. As of December 31, 2014 and 2013, the Company has paid $100,000 against future royalty payments.  As of December 31, 2014 this has been fully allowed for as uncollectible.

Note 4.	Note receivable, current

In July 2014, the Company entered into a note receivable with a third party in the packaging technology business segment, where the Company funded a total of $530,500 over several separate fundings July – November 2014.  The note bears stated interest of 20% per annum (360 day year).  The maturity date of the loan is the earlier of (a) 60th day next following the Company’s funding of such loan or (b) the date of payment by the party other than the Borrower of the amount due pursuant to a sale transaction in respect of underlying product purchased by the Borrower through use of the proceeds of such loan.  The Company extended the maturity date to December 31, 2015 without additional penalty, but will continue to accrue interest accruing in accordance with the stated rate of 20%.  Interest accrued as of December 31, 2014 was $43,974.

Additionally, the note receivable includes a loan fee amount of 8% of the gross amount of each sale transaction pursuant to product purchased by the Borrower.  Loan fees accrued as of December 31, 2014 were $20,010.

Note 5.	Other Assets, current and non-current

In 2011, the Company paid a $100,000 advance to the Tania Iron Ore Property vendor, against future royalty payments and $175,000 to the subcontractor at the Tania Iron Ore Property for property improvements.  Although the Company is seeking the return of the $175,000 from the subcontractor for non-performance, a full allowance for the receivable has been recognized at December 31, 2014 and 2013.  Additionally, a full allowance has been recognized for the future royalty payments at December 31, 2014.

As of December 31, 2014 and December 31, 2013, respectively, the Company’s other current assets consisted of prepaid expenses of $134,666 and $114,425, security deposits of $19,478 and $21,684, and components part inventory for internally constructed product of the SmartPacTM product (see Note 6) of $88,559 and $0.

Note 6.	Intellectual Property Purchase Agreement

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

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

The technology, currently named SmartPacTM, will be made available to growers, packers and end-users for the packing, storage and shipment of bulk quantities of produce.

The purchase price for the SmartPacTM technology is allocated among the following territories:

•	United States, Mexico and Canada
•	European Union
•	All other countries

In addition to the terms described below to acquire the territories, the agreement provided a stock option to FreshTec, Inc. for 1,000,000 shares of the Company’s common stock, which vest immediately and have a term of 1 year (see Note 12) .

The value of the intellectual property purchased follows the guidance as prescribed by both the Intangibles and Business Combinations Topics of the FASB ASC which focuses on capturing the transactional costs of an asset acquisition.  As such we have valued the intellectual property based on the hard costs and stock option value of the contract plus legal fees directly related to the purchase.  Excluded from the valuation are items that are solely dependent on selling units of the SmartPacTM product.  Such payments are only payable should a unit be sold.

A.	To acquire the rights for the United States, Mexico and Canada, the Company has paid or must pay FreshTec:

(i)	$500,000 at closing (paid June 2014)
(ii)
$0.25 for each SmartPacTM unit sold in the United States or Mexico by the Company plus 50% of the Net Royalties received by the Company from licensing the rights to use the technology in the United States, Mexico and Canada until such time as FreshTec is paid $14,500,000,

(iii)
during the six month period following the closing of the transaction, and until the Company has paid FreshTec $1,000,000, 25% of the Net Royalties received by the Company from any licensee having the right to sell SmartPacTM units in the United States, Mexico or Canada, and

(iv)
after the royalties paid to FreshTec equal $14,500,000, $0.15 for each SmartPacTM unit sold by the Company in the United States, Mexico or Canada plus 25% of the Net Royalties received by the Company from licensing the rights to use the technology in the United States, Mexico and Canada.

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

(i)
no later than six months after the closing of the transaction, $1,000,000, less any amounts paid pursuant to A. (iii) above and B. (ii) and (iii) below, or re-convey to FreshTec the rights for the European Union,

(ii)
$0.25 for each SmartPacTM unit sold in the European Union by the Company plus 50% of the Net Royalties received by the Company from licensing the rights to use the technology in the European Union until such time as FreshTec is paid $14,000,000, and

(iii)
after the royalties paid to FreshTec equal $14,000,000, $0.15 for each SmartPacTM unit sold by the Company in the European Union plus 25% of the Net Royalties received by the Company from licensing the rights to use the technology in the European Union.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

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
(ii)
$0.25 for each SmartPac unit sold in the other countries by the Company plus 50% of the Net Royalties received by the Company from licensing the rights to use the technology in the other countries until such time as FreshTec is paid $9,000,000, and

(iii)
after the royalties paid to FreshTec equal $9,000,000, $0.15 for each SmartPacTM unit sold by the Company in the other countries plus 25% of the Net Royalties received by the Company from licensing the rights to use the technology in the other countries.

If the Company exercises its right to re-convey the technology pursuant to C. (i) above, FreshTec is required to pay to the Company any amounts spent by the Company on maintaining or pursuing any patents pertaining to the other countries.

When the last patent pertaining to the SmartPacTM technology expires, the royalty payable to FreshTec will be reduced to $0.075 for each SmartPacTM unit sold and the Company will no longer be obligated to pay FreshTec any Net Royalties.

For purpose of the agreement:

The term “Net Royalties” means amounts collected from licensing the SmartPacTM technology to third parties, less (i) costs and expenses incurred in connection with the licensing transaction; (ii) amounts refunded to a licensee; (iii) sale and other excise taxes, use taxes, tariffs, export license fees and duties; and (iv) commissions paid in connection with the licensing transaction.  Net Royalties do not include any amount received for sales of SmartPacTM units by any licensee.

Note 7.	Income Taxes

The Company files income tax returns in the United States (“U.S.”) and Mexican jurisdictions.  In the U.S., Firma Holdings and Adit file a consolidated tax return of which 2013 and 2014 will be filed after the filing of this annual report. Tara Gold files a standalone return of which 2013 has been filed and 2014 will be filed after the filing of this annual report.  In Mexico, AMM and ACM file standalones tax returns.  For AMM, both 2013 and 2014 have been filed.  For ACM, 2013 and 2014 will be filed as soon as all necessary items are obtained.  No tax returns for the Company or any subsidiary of the Company are currently under examination by any tax authorities in their respective countries, except for routine tax reviews for AMM for several months in 2007 - 2014.

The December 31, 2014 income tax benefit, net of tax associated with discontinued operations, is as follows:

	U.S. Companies	Mexico Companies	Total
Current asset (liability) - total	$-	$-	$-
Deferred asset (liability) - total	13,369,000	2,855,000	16,224,000
Valuation allowance	(13,369,000)	(2,855,000)	(16,224,000)
Income tax asset (liability)	$-	$-	$-

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

The December 31, 2013 income tax benefit, net of tax associated with discontinued operations, is as follows, noting that Tara Gold was a VIE of Firma Holdings in this period:

	U.S. Companies	Mexico Companies	Total
Current asset (liability) - total	$-	$-	$-
Deferred asset (liability) - total	7,309,000	2,478,000	9,787,000
Valuation allowance	(7,309,000)	(2,478,000)	(9,787,000)
Income tax asset (liability)	$-	$-	$-

A valuation allowance is recorded when it is more likely than not that the deferred tax assets will be realized. The future use of deferred tax assets is dependent on the future taxable profits which arise from taxable temporary timing differences such as:

•	Differences in expensed stock based compensation and stock for investor relation services and corporate officers.
•	The capitalization of foreign mining exploration expenses for U.S. federal income tax purposes.
•	A carry forward of a net operating loss.

At December 31, 2014, total deferred tax assets and deferred tax liabilities are as follows:

	U.S. Companies	Mexico Companies	Total
Deferred tax asset – current	$10,238,000	$-	$10,238,000
Deferred tax asset – non-current portion	3,131,000	2,855,000	5,986,000
Total deferred tax asset	13,369,000	2,855,000	16,224,000

Deferred tax liability - current	-	-	-
Deferred tax liability – non current	-	-	-
Total deferred tax liability	-	-	-

Valuation allowance	(13,369,000)	(2,855,000)	(16,224,000)
Net deferred tax asset (liability)	$-	$-	$-

At December 31, 2013, total deferred tax assets and deferred tax liabilities are as follows:

	U.S. Companies	Mexico Companies	Total
Deferred tax asset – current	$4,456,000	$-	$4,456,000
Deferred tax asset – non-current portion	2,853,000	2,478,000	5,331,000
Total deferred tax asset	7,309,000	2,478,000	9,787,000

Deferred tax liability - current	-	-	-
Deferred tax liability – non current	-	-	-
Total deferred tax liability	-	-	-

Valuation allowance	(7,309,000)	(2,478,000)	(9,787,000)
Net deferred tax asset (liability)	$-	$-	$-

Net operating losses generated in the U.S. may only be used to offset income generated in the U.S.  There are no uncertain tax positions begin taken by the U.S. entities and open tax years are 2011 – 2014.  Firma Holdings and Adit have a combined net operating loss of approximately $13,148,000 with an estimated deferred tax benefit of $4,602,000.  Tara Gold has a net operating loss of approximately $25,049,000 with an estimated deferred tax benefit of $8,767,000, subject to the U.S. Internal Revenue Code Section 382 rules discussed below.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Net operating losses generated in Mexico may only be used to offset income generated in Mexico. AMM has a net operating loss in Mexico of approximately $9,450,000 with an estimated deferred tax benefit of $2,835,000. ACM has a net operating loss in Mexico of approximately $67,000 with an estimated deferred tax benefit of $20,000.  The net operating loss and estimated tax benefit has been added to net operating losses and tax benefits from previous years.

Per the Income Tax topic of the FASB ASC, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset for the Company and all subsidiaries as of December 31, 2014 and 2013.

Net operating losses expire as follows:

	U.S. Companies	Mexico Companies	Total
December 31, 2030	$7,600,000	$3,282,000	$10,882,000
December 31, 2031	2,366,000	1,643,000	4,009,000
December 31, 2032	-	1,294,000	1,294,000
December 31, 2033	543,000	2,112,000	2,655,000
December 31, 2034	18,211,000	1,187,000	19,398,000
Total net operating loss	$28,720,000	$9,518,000	$38,238,000

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

Reconciliation of the differences between the statuary tax rate and the effective income tax rate is as follows:

	2014		2013
	Amount	Percentage	Amount	Percentage
Tax at statutory federal rate	$(6,846,000)	(35.0%)	$(783,000)	(35.0%)
Temporary differences
Exploration cost - current	12,000	0.1%	50,000	2.2%
Exploration cost – non-current	107,000	0.6%	425,000	19.0%
Stock based compensation	142,000	0.7%	21,000	0.9%
Decrease in deferred tax asset due to re-acquisition of ACM	-	0.0%	6,284,000	280.8%
Valuation allowance for U.S. Companies	6,229,000	31.8%	(424,000)	(18.9%)
Valuation allowance for Mexico	356,000	1.8%	711,000	31.8%
Tax provision at effective rate	$-	0.0%	$6,284,000	280.8%

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Note 8.	Notes Payable and Convertible Note Payable, net

The following table represents the outstanding balance of notes payable.

	December 31, 2014	December 31, 2013

Mining concession (see Note 2 and 3)	$709,623	$-
Notes payable	306,381	-
Auto loans	11,219	66,619
Note payable to Corporacion Amermin S.A. de C.V. (“Amermin”)	1,175,122	-
FreshTec required payments (see Note 6)	1,831,250	-
Convertible note payable, net	260,000	75,652
	4,293,595	142,271
Less – current portion	(2,123,100)	(38,614)
Less – current portion convertible note payable, net	(260,000)	(75,652)
Total – non-current portion	$1,910,495	$28,005

See above disclosure on mining concession debt for Pirita in Note 2 above; Pilar in Note 3 above.

During 2014 the Company converted balances with two vendors to notes payable in the amount of $80,000 and recognized a gain on debt extinguishment in the amount of $5,000. The balance as of December 31, 2014 is $31,631. Additionally, the Company entered into a promissory note with a former employee for accrued payroll resulting in an immediate payment of $31,250 and payments of $6,250 for 18 months and payments of $9,015 for the remaining 18 months.

The Company financed the purchase of a fleet of vehicles during 2010 and 2011 in Mexico. Notes payable interest rates range between 13.5% and 14.5%; with the notes maturing between August 2014 and June 2015.  During 2014 several of these vehicles were disposed of.  Additionally, during the year ended December 31, 2013, the Company purchased a vehicle to be used in U.S. operations for $31,038. The Company paid $2,000 as a down payment and financed the remainder of $29,038 by issuing a note payable. The note carries interest at 3.74% and matures in August 2018.  This vehicle was also disposed of as of December 31, 2014.  As of December 31, 2014 and 2013 the outstanding balance of the auto loans was $11,219 and $66,619, respectively.

As of December 31, 2014, the Company was deconsolidated from Tara Gold which also divested its interested in its Mexican subsidiary Corporacion Amermin S.A. de C.V. (“Amermin”).  Due to the change in organizational relationship the Company recognized $1,175,122 in notes payable, which had previously been a due to related party.  Additionally due to the change in relationship, Amermin and the Company entered in a formal promissory note with interest of 3% per annum, using a 365 day year, which is due beginning in 2020.

During the year ended December 31, 2013 the Company raised $150,000 through the sale of a convertible note. The note was due in February 2014, extended to July 2014 and again extended until July 2015; bears interest of 16% per year and can be converted to the Company’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $120,000 of which $120,000 was amortized as of December 31, 2014. Interest expense related to the convertible note was $26,000 as of December 31, 2014.

During 2014 the Company raised $60,000 through the sale of a convertible note. The note was due in May 2014, extended to July 2014 and again extended until July 2015, and can be converted to the Company’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $60,000 of which $60,000 was amortized as of December 31, 2014. Interest expense related to the convertible note was $11,000 as of December 31, 2014.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

During 2014 the Company raised $50,000 through the sale of a convertible note. The note was due in July 2014 but extended to July 2015, and can be converted to the Company’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $34,850 of which $34,850 was amortized as of December 31, 2014. Interest expense related to the convertible note was $9,000 as of December 31, 2014.

The five year maturity schedule for notes payable and convertible notes payable, net is presented below:

	2015	2016	2017	2018	2019	Thereafter	Total

Mining concessions	$174,000	$-	$-	$-	$-	$535,623	$709,623
Auto loans	11,219	-	-	-	-	-	11,219
Note payables	106,631	91,590	108,160	-	-	-	306,381
Note payable to Corporacion Amermin S.A. de C.V. (“Amermin”)	-	-	-	-	-	1,175,122	1,175,122
FreshTec required payments (See Note 6)	1,831,250	-	-	-	-	-	1,831,250
Convertible note payable, net	260,000	-	-	-	-	-	260,000
Total	$2,383,100	$91,590	$108,160	$-	$-	$1,710,745	$4,293,596

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Note 9.	Related Party Transactions

	December 31, 2014	December 31, 2013

Due from related parties	$104,868	$221,592
Due to related parties	-	(1,739,207)
	$104,868	$(1,517,615)

All transactions with related parties have occurred in the normal course of operations. Mexico based related party transactions are measured at the appropriate foreign exchange amount.

As of December 31, 2014, the Company was deconsolidated from Tara Gold who also divested its interested in its Mexican subsidiary Amermin.  Due to the change in organizational relationship the Company recognized $1,175,122 in note receivable, which had previously been a due to related party.  Additionally due to the change in relationship, Amermin and the Company entered in a formal promissory note with interest of 3% per annum, using a 365 day year, with payments beginning in 2020.

In January 2007, Amermin made the arrangements to purchase Pilar, Don Roman and Las Nuvias properties listed in Note 3 (part of the Don Roman Groupings) and sold the concessions to AMM. Amermin has paid the original note holder in full and AMM owes Amermin $535,659 for the Pilar mining concession.

The following are intercompany transactions that eliminate during the consolidation of these financial statements:

During 2013, Firma Holdings issued Adit six promissory notes for $4,286,663. During 2014, Firma Holdings issued Adit one promissory note for $610,000. As of December 31, 2014, all notes were accumulated into one promissory note; the note is unsecured, bears interest at U.S. prime rate plus 3.25% per year and is due and payable December 31, 2015. As of December 31, 2014 Firma Holdings owed Adit $5,652,030 in interest and principal.

Note 10.	Stockholders’ Equity

The authorized common stock of Firma Holdings consists of 200,000,000 shares with par value of $0.001.

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

In March 2013, the Company issued 500,000 shares of common stock, valued at $150,000, or $0.30 a share per the Champinon settlement agreement.

In January and March 2013, the Company sold 3,500,000 shares of common stock subscribed to under a private placement with independent parties for $700,000, or $0.20 per share; shares were issued in June 2013.

In June 2013, the Company issued 4,500,000 shares of common stock, valued at $1,350,000, or $0.30 a share for cash to its parent, Tara Gold.

In June 2013, the Company issued 250,000 shares of common stock, valued at $70,000, or $0.28 a share for investor relations services incurred during the period.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

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

In May 2014, the Company sold 1,817,007 units in a private offering for $545,102 in cash, or $0.30 per unit.  These shares were issued in June 2014.

In September 2014, the Company sold 5,920,006 shares in a private offering for $1,776,002 in cash, or $0.30 per share. Each unit consisted of one share of the Company’s common stock and one warrant. Two warrants entitle the holder to purchase one share of common stock at a price of $0.40 per share at any time on or before August 31, 2016.  These shares were issued in September 2014.

In December 2014, the Company sold 2,462,728 units in a private offering for $492,546 in cash, or $0.20 per unit.  These shares were issued in February 2015.

In December 2014, the Company granted all subscribers from the above $0.30 and $0.20 offerings warrants equal to their original subscription with a strike price of $0.20 per share.  As of December 31, 2014 warrants representing 1,000,629 shares of common stock were exercised for $$200,126.  These shares were issued in February 2015. The warrant offering expired on January 31, 2015.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Note 11.    Non-Controlling Interest

All non-controlling interest of the Company is a result of the Company’s subsidiaries stock movement and results of operations.  Cumulative results of these activities results in:

	December 31, 2014	December 31, 2013

Common stock for cash	$1,999,501	$1,999,501
Common stock for services	95,215	95,215
Exploration expenses paid for in subsidiary common stock	240,000	240,000
Stock based compensation	1,374,880	1,374,880
Cumulative net loss attributable to non-controlling interest	(25,695)	(15,815)
Treasury stock	(500,000)	(500,000)
Tara Gold equity	5,706,096	-
Other	6	6
Total non-controlling interest	$8,890,003	$3,193,787

A summary of activity as of December 31, 2014 and changes during the period then ended is presented below:

Non-controlling interest at December 31, 2013	$3,193,787
Tara Gold equity	5,706,096
Non-controlling interest at December 31, 2014	8,899,883
Net loss attributable to non-controlling interest	(9,880)
Non-controlling interest at December 31, 2014	$8,890,003

As of December 31, 2014, the Company was deconsolidated from Tara Gold who also divested its interested in its Mexican subsidiary Amermin.  At December 31, 2014, the Company considered Tara Gold a VIE as defined in Note 1 above and has consolidated the related standalone financial statement of Tara Gold within the 2014 financial results.  Because there is no direct investment by the Company into Tara Gold, all of Tara Gold’s equity, including its historical accumulated deficit has been treated as non-controlling interest.

Note 12.	Options and Warrants

Firma Holdings has the following incentive plans which are registered under a Form S-8:
•       Incentive Stock Option Plan
•       Nonqualified Stock Option Plan
•       Stock Bonus Plan

In May 2011, under its Incentive Stock Option Plan, Firma Holdings granted two of its officer’s options for the purchase of 750,000 shares of common stock. In April 2013, the options were cancelled and Firma Holdings concurrently granted new Incentive Stock Options to the officers; under this new grant the officers have the option to purchase 750,000 shares of common stock, exercisable at a price of $0.25 per share and vest at various dates until April 2015. The options expire at various dates beginning April 2020. In accordance with the Stock Compensation Topic, FASB ASC 718-20-35, Firma Holdings has analyzed the cancellation of the award accompanied by the concurrent grant of a replacement award and determined that there was no further incremental compensation cost. The options that vested during the year ended December 31, 2013 associated with this transaction were valued at $59,645.

In January 2010, Firma Holdings’ granted options to three of its officers under its Nonqualified Stock Option Plan. The options allow for the purchase of 1,250,000 shares of common stock at an exercise price of $0.05 per share.  These options vested immediately, expire in January 2020 (as extended in January 2015) and were valued at $2,334,201.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

In September 2010, Firma Holdings’ granted options for 200,000 shares of common stock to an unrelated third party for investor relations services. The options have an exercise price of $1.00 per share, vest between September 2010 and March 2011, and expire two years from the date of vesting. In September 2012, the options’ were extended to expire 5 years from the date of vesting, expiring between September 2015 and March 2016. In accordance with the Stock Compensation Topic of the FASB ASC, Firma Holdings’ has analyzed the extension of the award and determined that there was no further incremental compensation cost. The options that vested in 2011 associated with this transaction were valued at $36,353; 2010 vesting was valued at $145,412.

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

On August 1, 2014, the Company granted 1,400,000 options to an officer for compensation for work performed.  These options were granted outside of the option plans established by the Company.  The options immediately vested, have an exercise price of $0.05 and expire December 31, 2017.  The stock options were valued at $346,286 using the Black-Scholes option pricing model.

On October 28, 2009, Adit adopted the following incentive plans which have not been registered:
•       Incentive Stock Option Plan
•       Nonqualified Stock Option Plan
•       Stock Bonus Plan

There have been no issuances under the Adit plans in 2014 or 2013.

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

	December 31, 2014	December 31, 2013
Expected volatility	278.03%	218.84%
Weighted-average volatility	278.03%	218.84%
Expected dividends	0	0
Expected term (in years)	1.57	2.00
Risk-free rate	0.77%	0.22%

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

A summary of option activity as of December 31, 2014 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,750,000	$0.34	3.0	$1,000,000
Granted	750,000	0.25
Exercised	-	-
Forfeited, expired or cancelled	(750,000)	0.48
Outstanding at December 31, 2013	2,750,000	$0.24	3.0	$ 210,000
Granted	2,400,000	0.18
Exercised	-	-
Forfeited, expired or cancelled	-	-
Outstanding at December 31, 2014	5,150,000	$0.23	4.0	$448,000
Exercisable at December 31, 2014	4,990,000	$0.21	4.0	$448,000

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2012	160,000	$0.48
Granted	750,000	0.25
Vested	(340,000)	0.25
Forfeited, expired or cancelled	(160,000)	0.48
Non-vested at December 31, 2013	410,000	$0.37
Granted	2,400,000	0.18
Vested	(2,650,000)	0.11
Forfeited, expired or cancelled	-	-
Non-vested at December 31, 2014	160,000	$0.18

A summary of warrant activity as of December 31, 2014 and 2013, and changes during the period then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,788,333	$1.38	1.0	$
Granted	-	-
Exercised	-	-
Forfeited, expired or cancelled	(2,788,333)	(1.38)
Outstanding at December 31, 2013	-	$-			$-
Granted	16,610,371	0.32
Exercised	(1,000,629)	0.20
Forfeited, expired or cancelled	-	-
Outstanding at December 31, 2014	15,609,742	$0.26	1.0	$101,497
Exercisable at December 31, 2014	15,609,742	$0.26	1.0	$101,497

All warrants vest upon issuance.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Note 13.	Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of ACM’s net identifiable assets acquired (See Note 15)	$1,589,208	$-	$-	$1,589,208
Intellectual property	2,745,229	-	-	2,745,229
Total	$4,334,437	$-	$-	$4,334,437

Liabilities:
None	$-	$-	$-	$-

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of ACM’s net identifiable assets acquired (See Note 15)	$1,589,208	$-	$-	$1,589,208

Liabilities:
Beneficial conversion feature of note payable (See Note 8)	$74,348	$74,348	$-	$-

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2014:

Beginning balance	$1,589,208
Additions	2,745,229
Ending balance	$4,334,437
The amount of total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at reporting date	$-

For the above level 3 financial assets, the fair value of ACM’s net identifiable assets acquired at identified and discussed in Note 15.  As discussed in Note 6, we purchased the SmartPacTM technology, of which our purchase price was calculated based on cash paid, options issued, and the agreement to pay certain amount over time, all of which were fair value based on market input at the time the agreement was signed, and have not changed.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Note 14.	Segment Reporting

The Company’s operating segments are strategic business units that offer different products and services.  For the year ended December 31, 2014, operating segments of the Company are mining and packaging technology; subsequent to December 31, 2014 the Company added a business segment relating to food manufacturing.  The mining segment consists of gold and industrial metal mining concessions in Mexico and the United States, and the packaging technology segment consists of the Company’s intellectual property related to the “SmartPacTM” product.  The packaging technology segment became a reportable entity as of June 30, 2014 and was not in existence as of December 31, 2013.

December 31, 2014	Packaging Technology	Mining
Gross profit from external customers	$-	$105,316
Exploration expenses	-	(535,559)
Operating, general, and administrative expenses	(127,843)	(814,118)
Compensation expense	-	(201,194)
Selling expense	(38,000)	-
Depreciation and amortization	(7,442)	(274,917)
Segment operating loss before taxes and discontinued operations	$(173,285)	$(1,720,471)

Revenues	December 31, 2014
Total revenues from reportable segments	$105,316
Total corporate and other revenues	-
Elimination of intercompany corporate revenues	-
Total consolidated revenues	$105,316

Profit or Loss
Total loss from reportable segments	$(1,893,757)
Discontinued operations mining segment	9,572,818
Other loss from reportable segments	(10,668,809)
Unallocated amounts:
Corporate expenses	(7,019,345)
Loss on disposal	(4,385)
Non-controlling interest	9,880
Net loss attributable to Firma Holdings’ shareholders	$(10,003,616)

Assets
Total assets for packaging technology segment	$3,449,233
Total assets for mining segment	6,804,072
Corporate assets	750,476
Other unallocated amounts	-
Consolidated total	$11,003,781

Liabilities
Accounts payable and accrued expenses packaging technology segment	$19,937
Accounts payable and accrued expenses mining segment	537,416
Notes payable packaging technology segment	1,831,250
Notes payable mining segment	1,027,224
Corporate accounts payable and accrued expense	1,123,054
Corporate notes payable	1,435,122
Consolidated total	$5,974,003

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Note 15.	Re-acquisition of ACM

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

On May 7, 2013, the Company received notice that Yamana was terminating the purchase agreement.

The Company calculated the fair value of the assets purchased and liabilities assumed as follows:

Assets:	May 8, 2013
Picacho Groupings	$1,571,093
Improvements (Mine site warehouse)	18,115
Liabilities:
None	-
Fair market value of net identifiable assets acquired	1,589,208
Less: Fair value of the consideration transferred for ACM	-
Add: Release of Adit’s tax liability due to the termination of the purchase	1,900,763
Value of assigned gain on bargain acquisition of ACM	$3,489,971

Note 16.	Deconsolidation and Variable Interest Entity

As previously discussed as of December 31, 2014, the Company was deconsolidated from Tara Gold.  Also at December 31, 2014 Tara Gold divested its interested in its Mexican subsidiary Corporacion Amermin S.A. de C.V. (“Amermin”), resulting in discontinued operations.  Due to the change in organizational relationship the Company recognized items at December 31, 2014 which had previously been eliminated under the concepts of consolidation under generally accepted accounting principles.  Transactions relating to this deconsolidation are not usual and not anticipated to reoccur.  Additionally, the intercompany loan balances between Tara Gold and Amermin were converted to a note for $10,315,020 with an interest rate of 3.22%.

Subsequent to year end but contemporaneous with preparing this annual report, the Company determined that the note receivable between Tara Gold and Amermin was likely not fully collectible as the Company no longer has any influence or insight over the operations of Amermin.  As such the note was impaired as of December 31, 2014.

Lastly, upon Tara Gold ceasing to be the parent of the Company, a total loss on deconsolidation consisting of the write off approximately $415,000 in an intercompany payable to the Company and the fair value of Tara Gold’s investment in the Company’s stock of approximately $4,935,000 was recognized.

Variable interest entities (“VIE”) over which control is achieved through means other than voting rights and where the Company is considered the primary beneficiary are included in our consolidated financial statements in those periods in which this applies.  When the Company is the primary beneficiary of the VIE, the Company consolidates the entity if control is achieved through means other than voting rights such as control of the Board, certain treasury activities, certain capital structures and contractual relationships.  At December 31, 2014, the Company considered Tara Gold a VIE as defined above and has consolidated the related standalone financial statement of Tara Gold within the 2014 financial results.  Included within these consolidated financial statements are the following assets and liabilities of Tara Gold:

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Assets:	December 31, 2014
Cash	$294
Prepaid expenses	6,138
Liabilities:
Accounts payable	118,707
Net deficit	$(112,275)

Additionally, all discontinued operations represented in these financial statements relate to Tara Gold’s disposal of Amermin.

In February 2015, the Board of Directors and Officers of Tara Gold, which were the same individuals as Firma Holdings, resigned from Tara Gold, and a new sole director took over Tara Gold.

Note 17.	Subsequent Events

In December 2014, the Company sold 2,462,728 units in a private offering for $492,546 in cash, or $0.20 per unit.  These shares were issued in February 2015.

In December 2014, the Company granted all subscribers from the 2014 private placement $0.30 and $0.20 offerings warrants equal to their original subscription with a strike price of $0.20 per share.  As of December 31, 2014 warrants representing 875,625 shares of common stock were exercised for $175,125.  These shares were issued in February 2015.  In the first quarter 2015, warrants representing an additional 2,005,000 of common stock were exercised for $401,000.  The warrant offering expired on January 31, 2015.

In January and February 2015, the Company sold 3,220,000 units in a private offering for $644,000, or $0.20 per unit.

In January 2010, Firma Holdings’ granted options to three of its officers under its Nonqualified Stock Option Plan. The options allow for the purchase of 1,250,000 shares of common stock at an exercise price of $0.05 per share.  In January 2015 the options were again extended to January 2020.

In February 2015, the Company sold all concessions in the Dixie Mining District for $450,000 plus the assumption of certain payables related to business conducted in Idaho.

On March 30, 2015 the Company signed an agreement to acquire Sicilian Sun Limited, LLC (“SSL”).

The acquisition includes SSL’s wholly owned Italian subsidiary, Sicilian Sun Foods s.r.l., and two production facilities located in Alcamo and Catania on the island of Sicily.

The Alcamo facility has been in operation for six years and consists of a state-of-the-art production factory encompassing 53,500 square feet. This BRC certified facility currently produces private label products for Carrefour – Italia as well as private and branded label products for Auchan, Conad and other major European retailers. The facility specializes in the manufacturing of three product categories: baked goods, frozen desserts, and semi-finished products made from natural ingredients. These products include assorted pastries, ricotta cannoli, as well as cakes, breads, rice balls, croissants, and a variety of other frozen and packaged items. Frozen desserts include gelato, tartufi, mousse, sorbets Italian ices and other frozen treats. Many of the products use proprietary formulas.

The new, state-of-the-art, Catania facility consists of 48,000 sq. ft., is BRC/IFS certified, and contains the latest in automated technology for the commercial production of artisanal gelato products.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
(Formerly known as Tara Minerals Corp.)
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

In 2014, Sicilian Sun Foods used the services of food supplier La Petite Foods and global food broker Daymon Worldwide to secure orders to manufacture private label and branded products for major grocery chains in the United States.
At closing, the Company will issue 16,000,000 shares of its common stock to the members of SSL in consideration for their interests in SSL.

However, if the operations of SSL do not generate, during the period ending:

•
9 months after the closing, but prior to the second anniversary of the closing, more than $7,500,000 of gross revenue with EBITDA of at least $1,125,000, then the members of SSL will return 3,000,000 shares of common stock to the Company.

•
12 months after the closing, but prior to the second anniversary of the closing, more than $10,000,000 of gross revenue with EBITDA of at least $1,500,000, then the members of SSL will return 2,000,000 shares of common stock to the Company.

•
24 months after the closing, but prior to the third anniversary of the closing, more than $15,000,000 of gross revenue with EBITDA of at least $2,250,000, then the members of SSL will return 3,000,000 shares of common stock to the Company.

•
24 months after the closing, but prior to the third anniversary of the closing, more than $20,000,000 of gross revenue with EBITDA of at least $3,000,000, then the members of SSL will return 2,000,000 shares of common stock to the Company.

When EBITDA from the operations of SSL reaches $1,000,000, 25% of EBITDA will be paid each year to the former members of SSL until $2,000,000 has been paid.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.            Controls and Procedures.

Francis Richard Biscan, Jr., Firma Holdings’ Principal Executive Officer and Lynda R. Keeton-Cardno, Firma Holdings’ Principal Financial Officer, have evaluated the effectiveness of Firma Holdings’ disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and in their opinion Firma Holdings’ disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Firma Holdings’ management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, Firma Holdings’ principal executive officer and principal financial officer and implemented by Firma Holdings’ Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Firma Holdings’ financial statements in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

Firma Holdings’ management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (amended in 2013). Management’s assessment included an evaluation of the design of Firma Holdings’ internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, Firma Holdings’ management concluded that Firma Holdings’ internal control over financial reporting was effective as of December 31, 2014.

There was no change in Firma Holdings’ internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, Firma Holdings’ internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names of our directors and executive officers and their ages, positions and biographical information as of the date of this report. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Our directors hold office for one-year terms or until their successors have been elected and qualified. There are no family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or key personnel. There are no arrangements or understandings between any of our directors or executive officers and any other persons pursuant to which such director or executive officer was selected in that capacity.

Name	Age	Position
Francis R. Biscan, Jr.	54	President, Chief Executive Officer and a Director
David Barefoot	50	Chief Operating Officer and a Director
Lynda R. Keeton-Cardno	43	Chief Financial and Accounting Officer, Secretary and Treasurer
Ramiro Trevizo	58	Director

Francis R. Biscan, Jr., Director and Chief Executive Officer.  Mr. Biscan has been an officer and director of Firma Holdings since May 2006.  Between 1997 and August 2003 Mr. Biscan was an independent financial consultant, providing advice to public and private companies in the areas of capital formation and mergers and acquisitions.  Mr. Biscan has also been an officer and director of Adit since June 2009, and was an officer and director of Tara Gold Resources from August 2003 to February 2015.

David Barefoot, Director and Chief Operating Officer.  Mr. Barefoot has been an officer of Firma Holdings since August 2011, and a director of Firma Holdings since February 2013.  On August 9, 2011 David Barefoot was appointed as the Company’s Chief Operating Officer.  Since becoming the Company’s Chief Operating Officer, Mr. Barefoot has been an integral part of streamlining the Company and overall strategy development with regards to advancing the Company's portfolio of properties. Working closely with the CEO, he continues to build and manage the strengths of the Company's team in the U.S., Mexico and abroad.  For the past 26 years, Mr. Barefoot has been a consultant (as a sole proprietor) to various public and private businesses focusing on business development, expanding market share presence and building leadership teams; including 16 years of hiring, training and developing leadership in the financial services industry throughout the Southeast and Chicago areas.  In the past 5 years Mr. Barefoot has continued consulting (as a sole proprietor) and sits as the President and Board Member of Vision Sky, a company that focuses on software for the home health care industry.  Mr. Barefoot has also been a director of Adit since May 2011, and was an officer of Tara Gold Resources August 2011 through February 2015, and a director of Tara Gold Resources from February 2013 to February 2015.

Lynda R. Keeton-Cardno, CPA, Chief Financial and Accounting Officer, Secretary and Treasurer.  Ms. Keeton-Cardno has been an officer of Firma Holdings since January 2011.  Since 2004, Ms. Keeton-Cardno has been the CEO/Managing Member of Keeton CPA, a PCAOB registered firm that provides audit and consulting services to public and private companies.  Between 1996 and 2002, Ms. Keeton-Cardno worked for Arthur Andersen LLP in Phoenix, AZ and Las Vegas, NV in both the Audit and Advisory group and Technology Risk Consulting group.  Ms. Keeton-Cardno is a licensed Certified Public Accountant in Nevada, a member of the American Institute of Certified Public Accountants, a graduate of Arizona State University’s School of Business and Honors College, and has held the Certified Information Systems Auditor designation.  Ms. Keeton-Cardno is also the secretary and treasurer for Firma Holdings, and Adit Resources.  Ms. Keeton-Cardno was an officer of Tara Gold Resources from January 2011 to February 2015.

Ramiro Trevizo, Director.  Mr. Trevizo has been a director of Firma Holdings since May 2008 and President/sole administrator for American Metal Mining, S.A. de C.V, its Mexican subsidiary since inception in 1995.  Mr. Trevizo has also been the President of Corporacion Amermin, S.A. de C.V., the former Mexican subsidiary of Tara Gold Resources Corp., since 2005.  Between 2003 and 2005 Mr. Trevizo was the President of Grupo Constructor del Desierto, S.A., an engineering company based in Chihuahua, Mexico.  Between 2002 and 2004 Mr. Trevizo was a regional manager for D&B Engineering of Phoenix, Arizona.  Mr. Trevizo was a project manager for Concord, California based OSP Consultants from 1999 to 2002.

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

None of Firma Holdings’ directors are independent as that term is defined in section 803 of listing standards of the NYSE MKT. Firma Holdings believes all of its directors are qualified to act as such due to their longstanding relationship with the Company.

Code of Ethics

Firma Holdings has adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions.

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

The following table shows the compensation paid or accrued during the three years ended December 31, 2014 to the executive officers of Firma Holdings.

				Stock	Option	All Other Annual
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	Total
Francis R. Biscan,	2014	$276,000	$-	$-	$-	$-	$276,000
President and Chief	2013	184,000	-	-	-	-	184,000
Executive Officer	2012	184,000	-	-	-	-	184,000

Dave Barefoot	2014	204,000	-	-	346,286	-	550,286
Chief Operating	2013	136,000	-	-	-	54,000	190,000
Officer(6)	2012	136,000	-	-	-	-	136,000

Lynda R. Keeton-Cardno,	2014	48,000	-	-	-	-	48,000
Chief Financial Officer,	2013	32,000	-	-	-	-	32,000
Secretary and Treasurer	2012	32,000	-	-	-	-	32,000

(1)
The dollar value of base salary (cash and non-cash) earned.  As of December 31, 2014 the Company agreed to absorb all 2014 wages and any accrued salary due to its officers but not paid under Tara Gold, the former parent of the Company.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	During the periods covered by the table, the value of Firma Holdings’ shares issued as compensation for services to the persons listed in the table.
(4)	The value of all stock options granted during the periods covered by the table.
(5)	All other compensation received that Firma Holdings could not properly report in any other column of the table.

In January 2015, Firma Holdings entered into an employment agreement with Mr. Biscan for three years.  The employment agreement provide that Firma Holdings will pay Mr. Biscan a base salary of $276,000 per year and requires Firma Holdings to pay for Mr. Biscan’s medical, dental, optical, life and disability insurance.  In the event there is a material reduction in Mr. Biscan’s authority, duties or activities, in the event Mr. Biscan’s offices are moved to a location which is not conducive to operating in North America, or in the event there is a change in the control of Firma Holdings, then Mr. Biscan may resign from his position at Firma Holdings and receive the remainder of his salary.  For purposes of the employment agreement, a change in control includes the acquisition of more than 50% of the outstanding shares of Firma Holdings’ common stock by a third party or a change in a majority of Firma Holdings’ directors.

Mr. Biscan’s employment agreement will also terminate upon the death or physical or mental disability of Mr. Biscan, in which case Mr. Biscan, or his legal representative, as the case may be, will be paid the salary provided by the employment agreement for a period of one year following Mr. Biscan’s death or disability.

In January 2015, Firma Holdings entered into an employment agreement with Mr. Barefoot for three years.  The employment agreement provided that Firma Holdings will pay Mr. Barefoot a base salary of $204,000 per year and requires Firma Holdings to pay for Mr. Barefoot’s medical, dental, optical, life and disability insurance.  In the event there is a material reduction in Mr. Barefoot’s authority, duties or activities, in the event Mr. Barefoot’s offices are moved to a location which is not conducive to operating in North America, or in the event there is a change in the control of Firma Holdings, then Mr. Barefoot may resign from his position at Firma Holdings and receive the remainder of his salary.  For purposes of the employment agreement, a change in control includes the acquisition of more than 50% of the outstanding shares of Firma Holdings’ common stock by a third party or a change in a majority of Firma Holdings’ directors.

Mr. Barefoot’s employment agreement will also terminate upon the death or physical or mental disability of Mr. Barefoot, in which case Mr. Barefoot, or his legal representative, as the case may be, will be paid the salary provided by the employment agreement for a period of one year following Mr. Barefoot’s death or disability.

In January 2015, Firma Holdings entered into an employment agreement with Ms. Lynda R. Keeton-Cardno for one year.  The employment agreement provides that Firma Holdings will pay Ms. Keeton-Cardno a base salary of $65,000.

The following shows the amounts that Firma Holdings expects to pay to its officers during the twelve month period ending December 31, 2015 and the time these persons plan to devote to Firma Holdings’ business.

	Proposed	Time to be Devoted to
Name	Compensation	Firma Holdings and Subsidiaries
Francis Richard Biscan, Jr.	$276,000	40 hours / week
David Barefoot	$204,000	40 hours / week
Lynda R. Keeton-Cardno	$65,000	20 hours / week

Long-Term Incentive Plans.  Firma Holdings does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

Employee Pension, Profit Sharing or other Retirement Plans.  Firma Holdings does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors.  Firma Holdings’ directors did not receive any compensation for their services as directors during the fiscal year ended December 31, 2014, 2013 or 2012.

Compensation Committee, Interlocks and Insider Participation.  Our directors, Francis R. Biscan Jr., David Barefoot and Ramiro Treviso act as our compensation committee.  During the year ended December 31, 2014, none of our officers was a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee.

Stock Option and Bonus Plans. Firma Holdings has adopted stock option and stock bonus plans.  A summary description of these plans follows.  In some cases these Plans are collectively referred to as the “Plans”.

Incentive Stock Option Plan.  Firma Holdings’ Incentive Stock Option Plan authorizes the issuance of shares of Firma Holdings’ common stock to persons that exercise options granted pursuant to the Plan. Only Firma Holdings employees may be granted options pursuant to the Incentive Stock Option Plan.  The option exercise price is determined by Firma Holdings’ directors but cannot be less than the market price of Firma Holdings’ common stock on the date the option is granted.

Non-Qualified Stock Option Plan.  Firma Holdings’ Non-Qualified Stock Option Plan authorizes the issuance of shares of Firma Holdings’ common stock to persons that exercise options granted pursuant to the Plan.  Firma Holdings’ employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided, however, that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction or promoting the price of Firma Holdings common stock.

Stock Bonus Plan.  Firma Holdings’ Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors.  However, bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction or promoting the price of Tara Mineral’s common stock.

Summary.  The following lists, as of April 14, 2015, the options granted and the bonus shares issued pursuant to the Plans.  Each option represents the right to purchase one share of Firma Holdings’ common stock.

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued as Stock Bonus	Remaining Options/Shares Under Plans

Incentive Stock Option Plan	1,000,000	750,000	N/A	250,000
Non-Qualified Stock Option Plan	3,000,000	1,600,000	N/A	1,400,000
Stock Bonus Plan	750,000	N/A	750,000	-

Firma Holdings’ stock option and bonus plans have not been approved by its shareholders.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to Firma Holdings’ Stock Option Plans as of December 31, 2014.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of This Table

Incentive Stock Option Plan	750,000	$0.25	250,000
Non-Qualified Stock Option Plan	1,600,000	$0.24	1,400,000

The following lists the unexercised options which were outstanding as of April 14, 2015, and held by the Firma Holdings’ officers and directors.

		Shares underlying unexercised options which are
Name	Date of Grant	Exercisable	Unexercisable	Exercise Price	Expiration Date
Francis R. Biscan, Jr.	5/5/11	500,000	-	$0.58	2018-2020
Francis R. Biscan, Jr.	1/5/10	750,000	-	$0.05	1/5/20
Ramiro Trevizo	1/5/10	250,000	-	$0.05	1/5/20
David Barefoot	9/30/10	200,000	-	$1.00	2015-2016
David Barefoot	8/1/14	1,400,000	-	$0.05	2017

The following lists the shares issued pursuant to Firma Holdings’ Stock Bonus Plan:

Name	Date	Shares Issued
Francis R. Biscan, Jr.	4/23/09	250,000
Francis R. Biscan, Jr.	1/05/10	50,000
Ramiro Trevizo	4/23/09	200,000
Ramiro Trevizo	1/05/10	25,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following sets forth information as of April 14, 2015, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our directors and named executive officers and (iii) all of our directors and named executive officers as a group.

The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, has sole voting and investment power with respect to such shares of our common stock

As of April 14, 2015, there were 100,845,696 shares of our common stock issued and outstanding.

Name and Address	Number of Shares (1)	Percent of Class
Francis R. Biscan, Jr.	7,227,026	7.5%
2162 Acorn Court
Wheaton, IL 60189

David Barefoot	1,600,000	1.6%
1625 Tioga Trail
Winter Park, FL 32789

Lynda R. Keeton-Cardno	434,068	0.4%
185 Bethany St.
Henderson, NV 89074

Ramiro Trevizo	907,645	0.9%
Calle Oregon #2432
Quintas del Sol, Chihuahua
Chihuahua, CP 31215
Mexico

All officers and directors as a group (4 persons)	10,168,739	10.5%

(1)	Includes shares issuable upon the exercise of options held by the persons identified in Item 11 above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

There were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during 2014 or 2013, or any currently proposed transaction, in which Firma Holdings was or are to be a participant and the amount involved was in excess of $93,000 and in which any related person had a direct or indirect material interest. We do not have a written policy regarding related party transactions.

During the year ended December 31, 2014 there have been no issuances of Firma Holdings’ stock to officers, directors or affiliates.

Item 14.  Principal Accountant Fees and Services.

The Pun Group audited Firma Holdings financial statements for the year ended December 31, 2014 and performed the interim review for September 30, 2014.  StarkSchenkein, LLP audited Firma Holdings financial statements for the year ended December 31, 2013 and performed the interim reviews for March 31 and June 30, 2014.

The following shows the amounts billed to Firm Holdings by these accounting firms during the two years ended December 31, 2014.

	Year ended December 31, 2014	Year ended December 31, 2013
Audit Fees	$88,305	$50,000
Audit-Related Fees	-	-
Financial Information Systems	-	-
Design and Implementation Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

In the above table, “audit fees” are fees billed for services related to the audit of Firma Holdings annual financial statements, quarterly reviews of Firma Holdings interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of Firma Holdings financial statements. “Tax fees” are fees billed by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Audit fees represent amounts billed for professional services rendered for the audit of Firma Holdings’ annual financial statements and the review of Firma Holdings’ interim financial statements.

Our Board of Directors pre-approves all services provided by our independent accountants. Our Board of Directors reviewed and approved all of the above services and fees.

Item 15.      Exhibits and Financial Statement Schedules.

Exhibit Number	Exhibit Name
3.1	Articles of Incorporation	1
3.2	Bylaws	1
4.1	Incentive Stock Option Plan	1
4.2	Non-Qualified Stock Option Plan	1
4.3	Stock Bonus Plan	1
10.1	Acquisition Agreement – Pilar de Mocoribo property	1
10.2	Acquisition Agreement – Don Roman property	1
10.3	Acquisition Agreement – Las Nuvias property	1
10.4	Consulting Agreement with Qualico Capital	1
10.5	Assignments of mining properties	1
10.6	Acquisition Agreement – Centenario Prospect	2
10.7	Service Agreement with Roadshows International	3
10.8	Consulting Agreement with Lions Gate International	3
10.9	Consulting Agreement with Sudhir Khanna	3
10.10	Consulting Agreement with Mayfair Associates	3
10.11	Settlement Agreement with Lions Gate Capital 5/1/09	3
10.12	Sales Contract of Common Stock from Ramiro Trevizo Ledezma to ACM	3
10.13	Sales Contract of Common Stock from Ramiro Trevizo Gonzales to ACM	3
10.14	Amended Agreement – Picacho Property	4
10.15	Purchase Agreement – Technical Data	4
10.16	Adit’s Incentive Stock Option Plan	4
10.17	Adit’s Non-Qualified Stock Option Plan	4
10.18	Adit’s Stock Bonus Plan	4
10.19	Firma Holdings convertible note with Adit	4
10.20	Amended Firma Holdings convertible note with Adit	4
10.21	Modified Agreement – Centenario	5
10.22	Acquisition Agreement – Centenario’s technical data	5
10.23	Acquisition Agreement – La Palma	5
10.24	Acquisition Agreement –La Palma’s technical data	5
10.25	Acquisition Agreement – La Verde	5
10.26	Letter of Intent – Don Roman grouping	5
10.27	Acquisition Agreement – Tania Iron Ore property	5
10.28	Acquisition Agreement –La Verde’s technical data	6
10.29	Subcontractor Agreement – Tania Iron Ore Project	6
10.30	Royalty Units – Term Sheet	6
10.31	Employment Agreement – Francis R. Biscan, Jr.	13
10.32	Employment Agreement – Lynda R. Keeton-Cardno	13
10.33	Transfer Agreement between ACM and Amermin – Picacho Fractions properties	6
10.34	Royalty Units – Subscription Agreements	6
10.35	Carnegie Agreement - Don Roman Property	6
10.36	Schedule E to the Carnegie Agreement - Don Roman Property	6
10.37	Acquisition Agreement – Las Viboras Dos	7
10.38	Acquisition Agreement – Exploitation rights on Champinon	7
10.39	Employment Agreement – David Barefoot	13
10.40	Acquisition Agreement – El Champinon’s technical data	9
10.41	Purchase Agreement among Adit Resources Corp., ACM and Yamana Mexico Holdings B.V.	9
10.42	Amended Purchase Agreement among Adit Resources Corp., ACM and Yamana Mexico Holdings B.V.	10
10.43	Settlement Agreement and Mutual Release with Carnegie	11
10.44	Identifying Numbers for Mining Claims	13
10.45	FreshTec (Intellectual Property) Agreement	12

10.46	Sale Agreement – The Dixie Mining District	13
10.47	Purchase of Sicilian Sun Foods Limited, LLC and subsidiary	13
14	Code of Ethics	8
21	Subsidiaries	4
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	13
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	13
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer	13
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer	13
101.INS	XBRL Instance Document	13
101.SCH	XBRL Taxonomy Extension Schema Document	13
101.CAL	XBRL Taxonomy Calculation Linkbase Document	13
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	13
101.LAB	XBRL Taxonomy Label Linkbase Document	13
101.PRE	XBRL Taxonomy Presentation Linkbase Document	13

1	Incorporated by reference to the exhibits filed with Firma Holdings’ registration statement on Form SB-2.
2	Incorporated by reference to the same exhibit filed with Firma Holdings’ report on Form 10-K for the year ended October 31, 2008.
3	Incorporated by reference to the same exhibits filed with Firma Holdings’ report on Form 10-K for the year ended December 31, 2009.
4	Incorporated by reference to the same exhibits filed with Firma Holdings’ report on Form 10-K for the year ended December 31, 2010.
5	Incorporated by reference to the exhibits filed with Firma Holdings’ report on Form 10-Q for the quarter ended March 31, 2011.
6	Incorporated by reference to the exhibits filed with Firma Holdings’ report on Form 10-Q for the quarter ended June 30, 2011.
7	Incorporated by reference to the exhibits filed with Firma Holdings’ report on Form 10-Q for the quarter ended September 30, 2011.
8	Incorporated by reference to the same exhibits filed with Firma Holdings’ report on Form 10-K for the year ended December 31, 2011.
9	Incorporated by reference to the exhibits filed with Firma Holdings’ report on Form 10-Q for the quarter ended June 30, 2012.
10	Incorporated by reference to the exhibits filed with Firma Holdings’ report on Form 10-Q for the quarter ended September 30, 2012.
11	Incorporated by reference to exhibit filed with Firma Holdings on Form 8-K filed on March 19, 2013.
12	Incorporated by reference to exhibit filed with Firma Holdings on Form 10-Q for the quarter ended June 30, 2014.
13	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRMA HOLDINGS CORP. (Registrant)

Dated: April 15, 2015	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., President,
Chief Executive Officer and Director

Dated: April 15, 2015	By:	/s/ Lynda R. Keeton-Cardno
Lynda R. Keeton-Cardno, CPA
Principal Financial and Accounting Officer

Dated: April 15, 2015	By:	/s/ David Barefoot
David Barefoot
Director

Dated: April 15, 2015	By:	/s/ Ramiro Trevizo Sr.
Ramiro Trevizo Sr.
Director