Form 10-Q
period 2015-03-31
FIRMA HOLDINGS CORP.
filed 2015-05-20
CIK 1387054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

COMMISSION FILE NUMBER   333-143512

FIRMA HOLDINGS CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-5000381
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

181 N. Arroyo Grande Blvd. STW 140B
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

As of May 20, 2015, the Company had 100,845,696 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIRMA HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2015 AND FOR
THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash	$80,627	$738,610
Other receivables, net	506,028	20,446
Note receivable	621,010	594,485
Prepaid assets	112,087	134,666
Assets held for disposal, net	-	450,000
Due from related parties	104,664	104,868
Other current assets	1,400,882	108,036
Total current assets	2,825,298	2,151,111

Property, plant, equipment, mine development and land, net	6,031,721	6,107,441
Intellectual property	2,745,229	2,745,229
Total assets	$11,602,248	$11,003,781

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,727,750	$1,680,408
Notes payable, current portion	2,065,500	2,123,100
Convertible notes payable, net	260,000	260,000
Total current liabilities	4,053,250	4,063,508
Notes payable, non-current portion	1,891,745	1,910,495
Total liabilities	5,944,995	5,974,003

Stockholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 100,845,696 and 94,032,340 shares	100,846	94,032
Additional paid-in capital	42,340,746	40,984,888
Common stock payable	350,001	667,671
Accumulated deficit	(40,334,705)	(45,760,739)
Accumulated other comprehensive income	23,000	153,923
Total Firma Holdings stockholders’ equity	2,479,888	(3,860,225)
Non-controlling interest	3,177,365	8,890,003
Total stockholders’ equity	5,657,253	5,029,778
Total liabilities and stockholders’ equity	$11,602,248	$11,003,781

See accompanying notes to these Condensed Consolidated Financial Statements.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014

Mining revenues	$-	$105,316
Cost of revenue	-	-
Gross margin	-	105,316
Exploration expenses	697	163,393
Operating, general and administrative expenses	733,728	553,259
Net operating loss	(734,425)	(611,336)

Non-operating income (loss):
Interest income	38,558	12,454
Interest expense	(12,505)	(126,344)
Gain on debt due to extinguishment	148,115	5,000
Loss on disposal or sale of assets	-	(54,558)
Other income	1,174	11,761
Total non-operating income (loss)	175,342	(151,687)
Loss before income taxes	(559,083)	(763,023)
Income tax benefit	-	-
Loss before discontinued operations	(559,083)	(763,023)
Gain on discontinued operations of Tara Gold Resources Corp., (including loss on disposal of $19,971), net of tax	5,978,575	-
Net income (loss)	5,419,492	(763,023)
Net loss attributable to non-controlling interest	6,542	4,663
Net income (loss) attributable to Firma Holdings’ shareholders	5,426,034	(758,360)

Other comprehensive income (loss):
Foreign currency translation income (loss)	49,252	(3,726)
Unrealized loss on fair value of stock	(180,175)
Total comprehensive income (loss)	$5,295,111	$(762,086)

Loss before discontinued operations, basic	$(0.01)	$(0.01)
Discontinued operations per share, basic	$0.07	$-
Net income (loss) per share, basic	$0.06	$(0.01)
Weighted average number of shares, basic	86,460,993	81,082,278

Loss before discontinued operations, diluted	$(0.01)	$(0.01)
Discontinued operations per share, diluted	$0.06	$-
Net loss per share, diluted	$0.05	$(0.01)
Weighted average number of shares, diluted	107,661,910	81,082,278

See accompanying notes to these Condensed Consolidated Financial Statements.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss) attributable to Firma Holdings’ shareholders	$5,426,034	$(758,360)
Adjustments to reconcile net income (loss) to net cash:
Depreciation and amortization	78,201	73,557
Allowance for doubtful accounts	(77,226)	2,517
Non-controlling interest in net (loss) income of consolidated subsidiaries	(6,542)	(4,663)
Accretion of beneficial conversion feature and debt discount	-	114,306
Gain on debt due to extinguishment	(148,115)	(5,000)
Loss on disposal or sale of assets	-	54,558
Discontinued operations	(5,978,575)	-
Changes in current operating assets and liabilities:
Other receivables, net	41,644	1,948
Prepaid expenses	670	14,279
Note receivable, current	(26,525)	-
Other assets	(3,208)	31
Accounts payable and accrued expenses	280,627	459,977
Net cash used in operating activities	(413,015)	(46,850)
Cash flows from investing activities:
Deposit on acquisition of Sicilian Sun Ltd., LLC and subsidiary	(1,270,209)	-
Net cash (used in) provided by investing activities	(1,270,209)	-
Cash flows from financing activities:
Proceeds from common stock sales, subscribed	1,045,000	110,000
Payments towards notes payable	(69,215)	(4,095)
Change in due to/from related parties, net	204	(50,032)
Net cash provided by financing activities	975,989	55,873

Effect of exchange rate changes on cash	49,252	(3,726)

Net (decrease) increase in cash	(657,983)	5,297
Beginning of period cash balance	738,610	76,758
End of period cash balance	$80,627	$82,055

Supplemental Information:
Interest paid	$1,605	$663
Income taxes paid	$-	$-

Non-cash Investing and Financing Transactions:

Beneficial conversion value for convertible debt and financial instruments	$-	$94,850
Reclassification of asset held for sale to other receivables	$450,000	$-
Reclassification of prepaid to deposit for acquisition	$19,428	$-

See accompanying notes to these Condensed Consolidated Financial Statements.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation:

The accompanying Condensed Consolidated Financial Statements of Firma Holdings Corp. (“Firma Holdings” or the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Significant accounting policies disclosed therein have not changed, except as noted below.

Firma Holdings, formerly a subsidiary of Tara Gold Resources Corp. (“Tara Gold”), consists of two business segments: mining and packaging technology.

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

Our technology business segment owns the “SmartPac” technology.  Purchased in May 2014, this technology can be used for the preservation and protection of fresh fruit, vegetables and flowers during extended periods of shipping and storage. The technology is comprised of patents, trademarks and other intellectual property pertaining to systems and methods for packaging bulk quantities of fresh produce and flowers incorporating modified atmosphere packaging.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Variable interest entities (“VIE”) over which control is achieved through means other than voting rights and where the Company is considered the primary beneficiary are included in our consolidated financial statements in those periods in which this applies.  When the Company is the primary beneficiary of the VIE, the Company consolidates the entity if control is achieved through means other than voting rights such as control of the Board, certain treasury activities, certain capital structures and contractual relationships.  At March 31, 2015, the Company no longer considered Tara Gold a VIE as defined above and has presented transactions related to Tara Gold as discontinued operations in these financial statements for the period ended March 31, 2015.  At March 31, 2014 the Company had no joint ventures or VIEs.

The accompanying condensed consolidated financial statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of March 31, 2015 and December 31, 2014, the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2015 and 2014. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Relevant exchange rates used in the preparation of the financial statements for AMM and ACM are as follows for the three months ended March 31, 2015 and 2014.  Mexican pesos per one U.S. dollar:

	March 31, 2015
Current exchange rate	Ps.	15.2427
Weighted average exchange rate for the three months ended	Ps.	15.2190

	March 31, 2014
Current exchange rate	Ps.	13.0841
Weighted average exchange rate for the three months ended	Ps.	13.2339

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

	March 31, 2015	December 31, 2014
	(Unaudited)
Allowance – recoverable value-added taxes	$1,389,725	$1,436,115
Allowance – other receivables	396,018	426,853
Total	$1,785,743	$1,862,968

Bad debt (recovery) expense was ($1,114) and $2,517 at March 31, 2015 and 2014, respectively.

AMM received refunds of $2,729 and $40,489 for IVA taxes as of March 31, 2015 and 2014, respectively.

Reclamation and remediation costs (asset retirement obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs.

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate, at the end of each period, of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing remediation, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. There were no reclamation and remediation costs incurred or accrued as of March 31, 2015 and 2014.

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

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20),” which eliminates the concept of extraordinary items. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. The new guidance is to be applied prospectively but may also be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has elected to early adopt the provisions of ASU 2015-01 for these interim financial statements.

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC, did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2.	Other assets
	March 31, 2015	December 31, 2014
	(Unaudited)
Deposit on acquisition of Sicilian Sun Ltd., LLC and subsidiary	$1,289,637	$-
Other deposits	18,833	19,478
Component inventory parts for SmartPacTM	92,412	88,558
	$1,400,882	$108,036

Note 3.	Property, plant, equipment, mine development and land, net

	March 31, 2015	December 31, 2014
	(Unaudited)
Land	$19,590	$19,590

Mining concessions:
Pilar (a)	710,172	710,172
Don Roman (See Note 4)	521,739	521,739
Las Nuvias	100,000	100,000
Centenario	635,571	635,571
La Palma	80,000	80,000
La Verde	60,000	60,000
Picacho Groupings	1,571,093	1,571,093
Mining concessions	3,678,575	3,678,575

Property, plant and equipment	3,620,151	3,620,151
	7,318,316	7,318,316
Less – accumulated depreciation	(1,286,595)	(1,210,875)
	$6,031,721	$6,107,441

Pilar, Don Roman, Las Nuvias, Centenario, La Palma and La Verde properties are located in Mexico and are known as the Don Roman Groupings.

The Picacho and Picacho Fractions are located in Mexico and are known as the Picacho Groupings.

All properties listed above are paid for in full except the following:

a.
In January 2007, the Company acquired the Pilar de Mocoribo Prospect (“Pilar”) from Tara Gold’s former subsidiary Corporacion Amermin S.A. de C.V. for $739,130 plus $115,737 of value-added tax (as amended).  The Company owes $535,658 for this mining concession (including the applicable value-added tax).

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $739,130 have been discounted using the incremental borrowing rate of 5.01%. As of March 31, 2015, the present value of future payments is as follows:

	Debt	IVA	Total
Total remaining debt	$486,739	$77,878	$564,617
Imputed interest	(28,959)	-	(28,959)
Present value of debt	$457,780	$77,878	$535,658

Note 4.	Assets Held for Disposal, net

In February 2015, the Company sold all concessions in the Dixie Mining District for $450,000 plus the assumption of certain payables related to business conducted in Idaho.  As such, the property was reclassified from assets held for sale to other receivables.

Note 5.	Note receivable, current

In July 2014, the Company entered into a note receivable with a third party in the packaging technology business segment, where the Company funded a total of $530,500 over several separate fundings July – November 2014.  The note bears stated interest of 20% per annum (360 day year).  The maturity date of the loan is the earlier of (a) 60th day next following the Company’s funding of such loan or (b) the date of payment by the party other than the Borrower of the amount due pursuant to a sale transaction in respect of underlying product purchased by the Borrower through use of the proceeds of such loan.  The Company extended the maturity date to December 31, 2015 without additional penalty, but will continue to accrue interest accruing in accordance with the stated rate of 20%.  Interest accrued as of March 31, 2015was $70,500.

Note 6.	Notes Payable and Convertible Notes Payable, net

The following table represents the outstanding balance of notes payable.

	March 31, 2015	December 31, 2014
	(Unaudited)
Mining concession	$709,623	$709,623
Notes payable	272,250	306,381
Auto loans	-	11,219
Note payable to Corporacion Amermin S.A. de C.V. (“Amermin”)	1,175,122	1,175,122
FreshTec required payments	1,800,250	1,831,250
Convertible notes payable	260,000	260,000
	4,217,245	4,293,595
Less – current portion	(2,065,500)	(2,123,100)
Less – current portion convertible notes payable	(260,000)	(260,000)
Total – non-current portion	$1,891,745	$1,910,495

With the purchase of the SmartPacTM technology, the Company agreed to pay $1,000,000 for rights to the United States, Mexico and Canada and $1,000,000 for the right to the European Union.  These amounts, as amended are due December 2015, early payments are not prohibited.

During the year ended December 31, 2013 the Company raised $150,000 through the sale of a convertible note. The note was due in February 2014, extended to July 2014 and again extended until July 2015; bears interest of 16% per year and can be converted to the Company’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $120,000 which has been fully accreted to interest expense. Accrued interest expense related to the convertible note was $32,000 as of March 31, 2015.

During 2014 the Company raised $60,000 through the sale of a convertible note. The note was due in May 2014, extended to July 2014 and again extended until July 2015, and can be converted to the Company’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $60,000 which has been fully accreted to interest expense. Accrued interest expense related to the convertible note was $14,000 as of March 31, 2015.

During 2014 the Company raised $50,000 through the sale of a convertible note. The note was due in July 2014 but extended to July 2015, and can be converted to the Company’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $34,850 which has been fully accreted to interest expense. Accrued interest expense related to the convertible note was $12,000 as of March 31, 2015.

The remaining notes payable either have not changed during the period ending March 31, 2015 or have changed due to payments made and are non-interest bearing.

The five year maturity schedule for notes payable and convertible notes payable, net is presented below:

	2016	2017	2018	2019	2020	Thereafter	Total

Mining concessions	$174,000	$-	$-	$-	$-	$535,623	$709,623
Note payables	91,250	99,885	81,115	-	-	-	272,250
Note payable to Corporacion Amermin S.A. de C.V. (“Amermin”)	-	-	-	-	-	1,175,122	1,175,122
FreshTec required payments	1,800,250	-	-	-	-	-	1,800,250
Convertible note payable, net	260,000	-	-	-	-	-	260,000
Total	$2,325,500	$99,885	$81,115	$-	$-	$1,710,745	$4,217,245

Note 7.	Related Party Transactions

	March 31, 2015	December 31, 2014
	(Unaudited)
Due from related parties	$104,664	$104,868

All transactions with related parties have occurred in the normal course of operations. Mexico based related party transactions are measured at the appropriate foreign exchange amount.

The following are intercompany transactions that eliminate during the consolidation of these financial statements:

During 2013, Firma Holdings issued Adit six promissory notes for $4,286,663. During 2014, Firma Holdings issued Adit one promissory note for $610,000. As of December 31, 2014, all notes were accumulated into one promissory note; the note is unsecured, bears interest at U.S. prime rate plus 3.25% per year and is due and payable December 31, 2015. As of March 31, 2015 Firma Holdings owed Adit $5,730,505 in interest and principal.  This intercompany transaction has been eliminated in consolidation.

Note 8.	Stockholders’ Equity

December 2014 – January 2015, the Company sold 3,839,394 units in a private offering for $767,879 in cash, or $0.20 per unit.  These shares were issued in February 2015.

In December 2014, the Company granted all subscribers from the 2014 $0.30 and $0.20 offerings warrants equal to their original subscription with a strike price of $0.20 per share.  As of December 31, 2014 warrants representing 1,000,629 shares of common stock were exercised for $200,126; as of January 31, 2015 additional warrants representing 1,973,333 shares of common stock were exercised for $394,666.  These shares were issued in February 2015. The warrant offering expired on January 31, 2015 resulting in 8,176,404 warrants expiring.

In February 2015, the Company entered into a separation agreement with a former employee converting all accrued payroll of $100,899 to 10 shares of common stock.  These shares have not been issued.

In March 2015, the Company sold 1,750,000 units in a private offering for $350,000 in cash, or $0.20 per unit.  These shares have not been issued.

Note 9.	Options

The Company has the following incentive plans which are registered under a Form S-8:
•       Incentive Stock Option Plan
•       Nonqualified Stock Option Plan
•       Stock Bonus Plan

In February 2007, the Company granted options to a former officer under it Nonqualified Stock Option Plan. The option allow for the purchase of 150,000 shares of common stock at an exercise price of $0.05 per share. These options vested immediately, expire in January 2020 (as extended in January 2015).  In accordance with the Stock Compensation Topic, FASB ASC 718-20-35, Firma Holdings has analyzed the cancellation of the award accompanied by the concurrent grant of a replacement award and determined that there was no further incremental compensation cost.

In January 2010, the Company granted options to three of its officers under its Nonqualified Stock Option Plan. The options allow for the purchase of 1,250,000 shares of common stock at an exercise price of $0.05 per share.  These options vested immediately, expire in January 2020 (as extended in January 2015).  In accordance with the Stock Compensation Topic, FASB ASC 718-20-35, Firma Holdings has analyzed the cancellation of the award accompanied by the concurrent grant of a replacement award and determined that there was no further incremental compensation cost.

On October 28, 2009, Adit adopted the following incentive plans which have not been registered:
•       Incentive Stock Option Plan
•       Nonqualified Stock Option Plan
•       Stock Bonus Plan

There have been no issuances under the Adit plans in 2015.

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

	March 31, 2015	December 31, 2014
Expected volatility	-	278.03%
Weighted-average volatility	-	278.03%
Expected dividends	-	0
Expected term (in years)	-	1.57
Risk-free rate	-	0.77%

A summary of option activity under the plans as of March 31, 2015 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	5,150,000	$0.23
Granted	-	-
Exercised	-	-
Forfeited, expired or cancelled	-	-
Outstanding at March 31, 2015	5,150,000	$0.23	4.0	$140,000
Exercisable at March 31, 2015	4,990,000	$0.20	4.0	$140,000

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2014	160,000	$0.18
Granted	-	-
Vested	-	-
Forfeited, expired or cancelled	-	-
Non-vested at March 31, 2015	160,000	$0.18

A summary of warrant activity as of December 31, 2014 and 2013, and changes during the period then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	-	$-		$-
Granted	16,610,371	0.32
Exercised	(1,000,629)	0.20
Forfeited, expired or cancelled	-	-
Outstanding at December 31, 2014	15,609,742	$0.26		$101,497
Granted	-	-
Exercised	(1,973,333)	0.20
Forfeited, expired or cancelled	(8,176,404)	0.20
Outstanding at March 31, 2015	5,460,005	$0.17	1.0	$-
Exercisable at March 31, 2015	5,460,005	$0.17	1.0	$-

All warrants vest upon issuance.

Note 10.	Non-controlling Interest

All non-controlling interest of the Company is a result of the Company’s subsidiaries stock movement and results of operations.  Cumulative results of these activities results in:

	March 31, 2015	December 31, 2014
	(Unaudited)
Common stock for cash	$1,999,501	$1,999,501
Common stock for services	95,215	95,215
Exploration expenses paid for in subsidiary common stock	240,000	240,000
Stock based compensation	1,374,880	1,374,880
Cumulative net loss attributable to non-controlling interest	(32,237)	(25,695)
Treasury stock	(500,000)	(500,000)
Tara Gold equity	-	5,706,096
Other	6	6
Total non-controlling interest	$3,177,365	$8,890,003

A summary of activity as of March 31, 2015 and changes during the period then ended is presented below:

Non-controlling interest at December 31, 2014	$8,890,003
Net income attributable to non-controlling interest	(6,542)
Tara Gold equity	(5,706,096)
Non-controlling interest at March 31, 2015	$3,177,365

Note 11.	Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of ACM’s net identifiable assets acquired	$1,589,000	$-	$-	$1,589,000
Intellectual property	2,745,229	-	-	2,745,229
Total	$4,334,229	$-	$-	$4,334,229

Liabilities:
None	$-	$-	$-	$-

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of ACM’s net identifiable assets acquired	$1,589,000	$-	$-	$1,589,000
Intellectual property	2,745,229	-	-	2,745,229
Total	$4,334,229	$-	$-	$4,334,229

Liabilities:
None	$-	$-	$-	$-

Note 12.	Segment Reporting

The Company’s operating segments are strategic business units that offer different products and services.  For the year ended December 31, 2014, operating segments of the Company are mining and technology.  The mining segment consists of gold and industrial metal mining concessions in Mexico, and the technology segment consists of the Company’s intellectual property related to the “SmartPac” product.  The technology segment became a reportable entity as of June 30, 2014 and was not in existence as of March 31, 2014.

March 31, 2015	Packaging Technology	Mining
Gross profit from external customers	$-	$-
Exploration expenses	-	(697)
Operating, general, and administrative expenses	(52,095)	(274,750)
Compensation expense	-	(49,876)
Selling expense	(30,000)	-
Depreciation and amortization	(2,481)	(74,274)
Segment operating loss before taxes and discontinued operations	$(84,576)	$(399,597)

Revenues	March 31, 2015

Total consolidated revenues	$-

Profit or Loss
Total loss from reportable segments	$(484,173)
Other income from reportable segments	187,559
Unallocated amounts:
Corporate expenses	(262,469)
Gain on discontinued operations	5,978,575
Non-controlling interest	6,542
Net income attributable to Firma Holdings’ shareholders	$5,426,034

Assets
Total assets for packaging technology segment	$3,458,651
Total assets for mining segment	6,742,413
Corporate assets	1,401,184
Other unallocated amounts	-
Consolidated total	$11,602,248

Liabilities
Accounts payable and accrued expenses packaging technology segment	$32,349
Accounts payable and accrued expenses mining segment	437,531
Notes payable packaging technology segment	1,800,250
Notes payable mining segment	719,623
Corporate accounts payable and accrued expense	1,257,870
Corporate notes payable	1,697,372
Consolidated total	$5,944,995

Note 13.	Acquisition of Sicilian Sun Ltd., LLC and subsidiary

On March 30, 2015 the Company signed an agreement to acquire Sicilian Sun Limited, LLC (“SSL”).  The Company subsequently amended the agreement to clarify Exhibit A only; no changes in payment terms were made.

The acquisition includes SSL’s wholly owned Italian subsidiary, Sicilian Sun Foods s.r.l., and two production facilities located in Alcamo and Catania on the island of Sicily.

As of March 31, 2015 the acquisition has not closed.  The Company has advanced SSL $1,289,637 in anticipation of closing this acquisition in the second quarter of 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The Company was incorporated on May 12, 2006. Beginning in the second quarter of 2014 the Company has two operational business segments:  mining and packaging technology.

RESULTS OF OPERATIONS

Material changes of certain items in Firma Holdings’ Statement of Operations for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, are discussed below.

Three Months Ended	March 31, 2015	March 31, 2014
(In thousands of U.S. Dollars)
Revenue	$-	$105
Cost of revenue	-	-
Exploration expenses	1	163
Operating, general and administrative expenses	733	553
Net operating loss	$(734)	$(611)

For the three months ended March 31, 2015, the Company had no revenues from mining activity at any of its properties; compared to the three months ended March 31, 2014, when ore from the exploration process at the Dixie Mining District was sold.

For the three months ended March 31, 2015, exploration expenses decreased primarily due to the sales of the Dixie Mining District and the Mexico properties being dormant pending funding.  Expenses incurred  for the three months ended March 31, were for routine maintenance; compared to the three months ended March 31, 2014, when the Company focused primarily on preliminary work being performed at the Dixie Mining District and Don Roman. In 2014 exploration expenses included expenses for preproduction activities, geology consulting, assaying, field supplies and other mine expenses.

Material changes of certain items in Firma Holdings’ operating, general and administrative expenses for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, and is discussed below.

Three Months Ended	March 31, 2015	March 31, 2014
(In thousands of U.S. Dollars)
Compensation and officer employment	$213	$156
Other taxes	138	65
Selling expense	30	-
Travel expense	48	7

As of March 31, 2014 the Company was a subsidiary of Tara Gold Resources Corp.  As the officers of the two companies were the same, 1/3 of certain expenses, primarily compensation and officer employment and investor relations, was shared between the two companies.  Due to Tara Gold Resources Corp.’s divestiture of its ownership of the Company in February 2015 by distributing its ownership as a dividend to shareholders, the sharing of the above expenses has ceased.  For the three months ended March 31, 2015 compensation and officer employment was higher due to no longer sharing this cost with Tara Gold Resources Corp. and a slight increase in the compensation of the Chief Financial Officer starting 2015.

Other taxes increased for the three month period ending March 31, 2015 compared to the three month period ending March 31, 2014 primarily due to higher Mexico properties taxes and higher payroll taxes in both the U.S. and Mexico.

The packaging technology segment began in the Company with the May 2014 acquisition of the SmartPacTM.  The increase in selling expense is for the three months period ending March 31, 2015 is solely attributable to this business segment which was not in existence in the company for same period in 2014.

Travel expense increased for the three month period ending March 31, 2015 for due diligence related to the Company’s anticipated acquisition of Sicilian Sun Ltd., LLC and its subsidiary which resides in Italy, and for travel associated with demonstration and selling activities of the Company’s packaging technology business segments.

LIQUIDITY AND CAPITAL RESOURCES

The following is an explanation of Firma Holdings’ material sources and (uses) of cash during the three months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
(In thousands of U.S. Dollars)
Net cash used in operating activities	$(413)	$(47)
Deposit on acquisition of Sicilian Sun Ltd., LLC and subsidiary	1,270
Proceeds from sales of common stock	1,045	110
Payments towards notes payable	(69)	(4)
Change in due to/from related parties, net	-	(50)
Cash, beginning of period	739	77

Firma Holdings anticipates that its capital requirements during the twelve months ending March 31, 2015 will be:

Exploration and Development – Don Roman Groupings	$200,000
Exploration and Development – Picacho Groupings	160,000
Property taxes	125,000
Packaging technology business segment	1,900,000
Food manufacturing	3,000,000
General and administrative expenses	1,000,000
Total	$6,385,000

The capital requirements shown above include capital required by Firma Holdings and subsidiaries.

In 2014 the Company negotiated and closed the acquisition of a significant business opportunity related to the “SmartPacTM” technology. In early 2015, the Company negotiated the acquisition of Sicilian Sun Ltd., LLC (“SSL”) and its foreign subsidiary.  SSL is finalizing reaching certain milestones and with the satisfaction of certain key conditions of the acquisition agreement to close.  Although the Company started taking control of the SSL in April2015 certain significant milestones have not yet been met and the acquisition is not yet closed, although we anticipating closing this acquisition in the second quarter of 2015.

The Company will now operate with three subsidiary companies in three segments. Gracepoint Mining, LLC will hold the Company’s mining assets; SmartPac Global, LLC will hold the SmartPacTM technology; Sicilian Sun Ltd., LLC will hold the food manufacturing and sales business.   Changes to our internal organizational structure will include Firma ensuring all relevant assets related to the above business segments are contained in the appropriate company listed above and put the parent company as a true holding company.

Each acquisition above was made with a strategic focus on a combination of instant revenue, scalable revenue, and exponential valuation growth potential. The result is that the Company now has three distinct divisions: mining, packaging technology, and food manufacturing.

As the mining division of the Company continues to explore options to advance all projects, the Company took advantage of an opportunity to sell the Dixie Mining district in February 2015 for $450,000 and the assumption of certain payables related to doing business in the state of Idaho. Additionally, we continue to actively look for strategic partners to restart the operations at the Company’s Don Roman processing plant in Mexico and/or further develop the property.

In the first Quarter of 2015, the Company has seen an increase in interest from parties exploring opportunities at both Don Roman and Picacho. In addition to equity interests, there have been interests in production tolling at the Don Roman milling facility, which could result in revenue generating opportunities.

The packaging technology division can be used for the preservation and protection of fresh fruit, vegetables, and flowers during extended periods of shipping and storage. The packaging technology, currently named SmartPacTM, is comprised of patents, trademarks and other intellectual property pertaining to systems and methods for packaging bulk quantities of fresh produce and flowers incorporating modified atmosphere packaging.

SmartPac Global has engaged the services of a global distribution and logistics expert to introduce and enlist end users to its patented SmartPacTM Systems solution. These included introductions to major destination importers, retailers and food service distributors, in both Europe and Asia. These customers predominately import high value fresh fruit and vegetables from long distances, including the U.S., Mexico, Peru, and Chile. As a result of these meetings, the Company was engaged to demonstrate the product performance by shipping asparagus, avocados, limes, and honeydew melons, in SmartPac’s, to Japan and Europe.  Avocado fruit shipped to Japan was evaluated upon arrival by both the importer and Firma. The avocado fruit using SmartPacTM technology was found to have arrived in superior condition, and with increased yields when compared to cartons not packed using SmartPacTM technology. This has resulted in requests for additional shipments and preparations being made for meeting scaled demand. The Company now has the opportunity to begin SmartPacTM sales and continue to build out sales channels.

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

Lastly, the Company is in negotiations with a number of parties for regional strategic alignments that would incorporate use of the SmartPacTM technology.

The third division was established with the anticipated closing of the acquisition of Sicilian Sun Ltd., LLC, and its wholly owned subsidiary, Sicilian Sun Foods, s.r.l. The acquisition includes two production facilities located in Sicily, Italy that encompass approximately 100,000 square feet of factory space.

In 2014, Sicilian Sun Foods partnered with California based food supplier La Petite Foods and US based global food broker Daymon Worldwide. La Petite Food’s retail partnerships have included Trader Joes, Whole Foods, Walmart, Costco, Sam’s Club, UNFI Distributing and many other specialty markets. Daymon Worldwide operates on six continents, providing end-to-end retail services focused on Private Brand Development, Strategy & Branding, Sourcing & Logistics, and Retail Services & Consumer Experience Marketing. Sicilian Sun Foods utilized the services of La Petite Foods and Daymon Worldwide in contracting with major grocery chains consisting of thousands of retailers throughout the United States to manufacture private label and branded products. The initial stocking order, related to various frozen desserts, is scheduled to begin in June 2015, with sales estimates of $3.5 million per quarter by the 4th quarter of 2015.

The Company has begun improving and expanding on the supply chain relationships, banking relationships, and client relationships. The involvement with new and existing customer relationships has already yielded increased order flow from European clients. The Company has also begun evaluations for the optimization of available floor space that would diversify product lines.

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

Firma Holdings does not have any other commitments or arrangements from any person to provide Firma Holdings with any additional capital.  If additional financing is not available when needed, Firma Holdings may continue to operate in its present mode.

Off-Balance Sheet Arrangements

At March 31, 2015, Firma Holdings had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. The carrying amounts of the Company’s mining properties are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of March 31, 2015 and 2014, respectively, no indications of impairment existed.  As of the May 20, 2015, no events have occurred that would require the write-down of any assets.

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

 PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings and is not aware of any legal proceedings which are threatened or contemplated.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

December 2014 – January 2015, the Company sold 3,839,394 units in a private offering for $767,879 in cash, or $0.20 per unit.  These shares were issued in February 2015.

In December 2014, the Company granted all subscribers from the 2014 $0.30 and $0.20 offerings warrants equal to their original subscription with a strike price of $0.20 per share.  As of December 31, 2014 warrants representing 1,000,629 shares of common stock were exercised for $200,126; as of January 31, 2015 additional warrants representing 1,973,333 shares of common stock were exercised for $394,666.  These shares were issued in February 2015. The warrant offering expired on January 31, 2015 resulting in 8,176,404 warrants expiring.

In March 2015, the Company sold 1,750,000 units in a private offering for $350,000 in cash, or $0.20 per unit.  These shares have not been issued.

The Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 with respect to the issuance and sale of the securities listed above.  The persons who acquired these securities were sophisticated investors who were provided full information regarding the Company’s business and operations.  There was no general solicitation in connection with the offer, sale or issuance of these securities.  The persons acquired these securities for their own accounts.  The securities cannot be sold unless pursuant to an effective registration statement or an exemption from registration.  No commissions were paid to any person in connection with the issuance or sale of these securities.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certifications – CEO	(1)
31.2	Rule 13a-14(a) Certifications - CFO	(1)
32.1	Section 1350 Certifications	(1)
10.47	Purchase of Sicilian Sun Foods Limited, LLC and subsidiary (amended)	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document	(1)

(1)	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2015	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., President,
Chief Executive Officer

Dated: May 20, 2015	By:	/s/ Lynda R. Keeton-Cardno
Lynda R. Keeton-Cardno, CPA
Principal Financial and Accounting Officer