Form 10-Q
period 2015-06-30
FIRMA HOLDINGS CORP.
filed 2015-08-19
CIK 1387054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of August 19, 2015, the Company had 119,320,696 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIRMA HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2015 AND FOR
THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash	$294,391	$738,610
Accounts receivable	459,385	-
Other receivables, net	648,906	20,446
Note receivable	647,652	594,485
Prepaid assets	317,347	134,666
Assets held for disposal, net	-	450,000
Due from related parties	103,644	104,868
Inventory	460,917	88,559
Other current assets	21,844	19,477
Total current assets	2,954,086	2,151,111

Property, plant, equipment, mine development and land, net	8,867,452	6,107,441
Intellectual property	2,745,229	2,745,229
Goodwill	1,660,730	-
Other assets	25,582	-
Total assets	$16,253,079	$11,003,781

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,079,037	$1,680,408
Notes payable, current portion	4,214,459	2,123,100
Convertible notes payable, net	260,000	260,000
Total current liabilities	7,553,496	4,063,508
Notes payable, non-current portion	2,301,189	1,910,495
Total liabilities	9,854,685	5,974,003

Stockholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding 119,320,696 and 94,032,340 shares	119,321	94,032
Additional paid-in capital	44,473,407	40,984,888
Common stock payable	1	667,671
Accumulated deficit	(41,325,057)	(45,760,739)
Accumulated other comprehensive income	(46,400)	153,923
Total Firma Holdings stockholders’ equity	3,221,272	(3,860,225)
Non-controlling interest	3,177,122	8,890,003
Total stockholders’ equity	6,398,394	5,029,778
Total liabilities and stockholders’ equity	$16,253,079	$11,003,781

See accompanying notes to these Condensed Consolidated Financial Statements.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net sales and revenues	$243,064	$-	$243,064	$105,316
Cost of products sold	319,713	-	319,713	-
Gross margin (deficit)	(76,649)	-	(76,649)	105,316
Exploration expenses	3,928	312,468	4,625	475,861
Sales, general and administrative expenses	929,455	637,162	1,663,183	1,190,422
Net operating loss	(1,010,032)	(949,630)	(1,744,457)	(1,560,967)

Non-operating (loss) income:
Interest income	39,575	12,588	78,133	25,042
Interest expense	(24,599)	(60,338)	(37,104)	(186,681)
Gain on debt due to extinguishment	-	-	148,115	5,000
Gain (loss) on disposal or sale of assets	4,078	3,882	4,078	(50,676)
Other income	383	99	1,557	11,860
Total non-operating income (loss)	19,437	(43,769)	194,779	(195,455)
Loss before income taxes	(990,595)	(993,399)	(1,549,678)	(1,756,422)
Income tax provision	-	-	-	-
Loss before discontinued operations	(990,595)	(993,399)	(1,549,678)	(1,756,422)
Gain on discontinued operations of Tara Gold Resources Corp., (including loss on disposal of $19,971), net of tax	-	-	5,978,575	-
Net income (loss)	(990,595)	(993,399)	4,428,897	(1,756,422)
Net loss attributable to non-controlling interest	243	239	6,785	4,902
Net income (loss) attributable to Firma Holdings’ shareholders	(990,352)	(993,160)	4,435,682	(1,751,520)
Other comprehensive loss:
Foreign currency translation loss	(69,400)	(11,427)	(20,148)	(15,153)
Unrealized loss on fair value of stock	-	-	(180,175)	-
Total comprehensive income (loss)	$(1,059,752)	$(1,004,587)	$4,235,359	$(1,766,673)

Loss before discontinued operations, basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Discontinued operations per share, basic	$(0.00)	$(0.00)	$0.06	$(0.00)
Net income (loss) per share, basic	$(0.01)	$(0.01)	$0.04	$(0.02)
Weighted average number of shares, basic	100,845,696	81,545,798	99,038,839	81,315,318

Loss before discontinued operations, diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Discontinued operations per share, diluted	$(0.00)	$(0.00)	$0.05	$(0.00)
Net income (loss) per share, diluted	$(0.01)	$(0.01)	$0.04	$(0.02)
Weighted average number of shares, diluted	100,845,696	81,545,798	109,488,844	81,315,318

See accompanying notes to these Condensed Consolidated Financial Statements.

FIRMA HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss) attributable to Firma Holdings’ shareholders	$4,435,682	$(1,751,520)
Adjustments to reconcile net income (loss) to net cash:
Depreciation and amortization	125,312	146,835
Allowance for doubtful accounts	(123,993)	51,968
Stock based compensation	56,136	59,645
Non-controlling interest in net income (loss) of consolidated subsidiaries	(6,785)	(4,902)
Accretion of beneficial conversion feature and debt discount	-	160,767
Gain on debt due to extinguishment	(148,115)	(5,000)
Other	(4,078)	50,705
Discontinued operations	(5,978,575)	-
Changes in current operating assets and liabilities:
Accounts receivables	(84,831)	-
Other receivables, net	(54,467)	(23,029)
Prepaid expenses	(199,302)	6,925
Inventory	(109,345)	-
Note receivable, current	(53,168)	-
Other assets	(8,520)	(108)
Accounts payable and accrued expenses	(237,003)	666,076
Net cash used in operating activities	(2,391,052)	(641,638)
Cash flows from investing activities:
Cash included in acquisition of Sicilian Sun Ltd., LLC and subsidiary	2,189	-
Acquisition of intellectual property	-	(547,412)
Net cash provided by (used in) investing activities	2,189	(547,412)
Cash flows from financing activities:
Proceeds from common stock sales	1,190,000	1,295,102
Proceeds from notes payable	850,000	110,000
Payments towards notes payable	(76,431)	(32,561)
Change in due to/from related parties, net	1,223	(113,180)
Net cash provided by financing activities	1,964,792	1,259,361

Effect of exchange rate changes on cash	(20,148)	(15,153)

Net (decrease) increase in cash	(444,219)	55,158
Beginning of period cash balance	738,610	76,758
End of period cash balance	$294,391	$131,916

Supplemental Information:
Interest paid	$1,605	$3,172
Income taxes paid	$-	$-

Non-cash Investing and Financing Transactions:

Beneficial conversion value for convertible debt and financial instruments	$-	$94,850
Reclassification of asset held for sale to other receivables	$450,000	$-
Reclassification of prepaid to deposit for acquisition	$19,428	$-
Acquisition of Sicilian Sun Limited, LLC and subsidiary with common stock	$1,600,000	$-
Acquisition of intellectual property through debt and options	$-	$2,186,529
Other	$-	$47,466

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

Firma Holdings, incorporated in Nevada on May 12, 2006, formerly a subsidiary of Tara Gold Resources Corp. (“Tara Gold”), consists of three business segments: mining, packaging technology and food manufacturing.

Our mining business segment explores and develops mining properties which may be productive of gold, silver, copper, lead, zinc, iron, industrial metals, and other associated metals.  This segment is in the exploration stage.

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

Our food manufacturing business segment consists of the 2015 acquisition of Sicilian Sun Limited, LLC (“SSL”), and it’s wholly owned Italian subsidiary, Sicilian Sun Foods s.r.l. (“SSF”), and two production facilities located in Alcamo and Catania on the island of Sicily.  This business segment specializes in the manufacturing of three product categories: baked goods, frozen desserts, and semi-finished products made from natural ingredients. These products include assorted pastries, ricotta cannoli, as well as cakes, breads, rice balls, croissants, and a variety of other frozen and packaged items. Frozen desserts include gelato, tartufi, mousse, sorbets Italian ices and other frozen treats. Many of the products use proprietary formulas.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Variable interest entities (“VIE”) over which control is achieved through means other than voting rights and where the Company is considered the primary beneficiary are included in our consolidated financial statements in those periods in which this applies.  When the Company is the primary beneficiary of the VIE, the Company consolidates the entity if control is achieved through means other than voting rights such as control of the Board, certain treasury activities, certain capital structures and contractual relationships.  Effective February 2015, the Company no longer considered Tara Gold a VIE as defined above and has presented transactions related to Tara Gold as discontinued operations in these financial statements.  At June 30, 2014 (the comparable prior period for the statement of operations) the Company had no joint ventures or VIEs.

The accompanying condensed consolidated financial statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of June 30, 2015 and December 31, 2014, the condensed consolidated results of its operations for the three and six months ended June 30 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All amounts are in U.S. dollars unless otherwise indicated. All significant inter-company balances and transactions have been eliminated in consolidation.

The reporting currency of the Company, Adit and SSL is the U.S. dollar.  The functional currency of AMM and ACM is the Mexican Peso and the functional currency of SSF is the Euro. As a result, the financial statements of these subsidiaries have been re-measured from Mexican pesos or the Euro into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for non-monetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with non-monetary assets and liabilities, and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement gain (loss) is recorded to other comprehensive gain (loss).

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements for AMM, ACM and SSF are as follows for the six months ended June 30, 2015 and 2014.  Mexican pesos per one U.S. dollar or the U.S. dollar per one Euro :

	June 30, 2015 (unaudited)
Current exchange rate	Ps.	15.6599	EU	1.1094
Weighted average exchange rate for the six months ended	Ps.	14.7990	EU	1.1026

	June 30, 2014 (unaudited)
Current exchange rate	Ps.	13.0002
Weighted average exchange rate for the six months ended	Ps.	13.1171

The Company’s significant accounting policies are:

Reclassifications

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current year presentation.  Specifically inventory has been stated apart from other current assets.

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

	June 30, 2015	December 31, 2014
	(Unaudited)
Allowance – recoverable value-added taxes	$1,353,509	$1,436,115
Allowance – other receivables	385,468	426,853
Total	$1,738,977	$1,862,968

Bad debt (recovery) expense was $4,713 and $51,968 at June 30, 2015 and 2014, respectively.

AMM received refunds of $2,729 and $40,489 for IVA taxes as of June 30, 2015 and 2014, respectively.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs.

Revenue Recognition

Revenue for products is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured.

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

Note 2.	Inventory

	June 30, 2015	December 31, 2014
	(Unaudited)
Raw materials and packaging	$283,033	$-
Finished foods	85,470	-
SSF inventory	368,503	-
Component inventory parts for SmartPacTM	92,414	88,559
	$460,917	$88,559

Note 3.	Property, Plant, Equipment, Mine development and Land, net

	June 30, 2015	December 31, 2014
	(Unaudited)
Land	$19,590	$19,590

Mining concessions:
Pilar (a)	710,172	710,172
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Centenario	635,571	635,571
La Palma	80,000	80,000
La Verde	60,000	60,000
Picacho Groupings	1,571,093	1,571,093
Mining concessions	3,678,575	3,678,575

Property, plant and equipment	6,517,597	3,620,151
	10,215,762	7,318,316
Less – accumulated depreciation	(1,348,310)	(1,210,875)
	$8,867,452	$6,107,441

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

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $739,130 have been discounted using the incremental borrowing rate of 5.01%. As of June 30, 2015, the present value of future payments is as follows:

	Debt	IVA	Total
Total remaining debt	$486,739	$77,878	$564,617
Imputed interest	(28,959)	-	(28,959)
Present value of debt	$457,780	$77,878	$535,658

In addition to the Company’s mining concessions and the Don Roman Plant, with the acquisition of Sicilian Sun Foods Ltd., LLC and its subsidiary the Company also acquired approximately $2,900,000 of fixed assets consisting of plant equipment, furniture and fixtures, and leasehold improvements to the plants in Italy.

Note 4.	Assets Held for Disposal, net

In February 2015, the Company sold all concessions in the Dixie Mining District for $450,000 plus the assumption of certain payables related to business conducted in Idaho.  As such, the property was reclassified from assets held for sale to other receivables.

Note 5.	Note Receivable, current

In July 2014, the Company entered into a note receivable with a third party in the packaging technology business segment, where the Company funded a total of $530,500 over several separate fundings July – November 2014.  The note bears stated interest of 20% per annum (360 day year).  The maturity date of the loan was 60th day next following the Company’s funding of the loan.  The Company extended the maturity date to December 31, 2015 without additional penalty, but will continue to accrue interest in accordance with the stated rate of 20%.  Interest accrued as of June 30, 2015 was $97,142.

Note 6.	Notes Payable and Convertible Notes Payable, net

The following table represents the outstanding balance of notes payable.

	June 30, 2015		December 31, 2014
	(Unaudited)
Mining concession (see Note 3)	$709,623		$709,623
Notes payable	2,831,653		306,381
Auto loans	-		11,219
Note payable to Corporacion Amermin S.A. de C.V. (“Amermin”)	1,175,122		1,175,122
FreshTec required payments	1,799,250		1,831,250
Convertible notes payable	260,000		260,000
	6,775,648		4,293,595
Less – current portion	(4,214,459	) )	(2,123,100)
Less – current portion convertible notes payable	(260,000)		(260,000)
Total – non-current portion	$2,301,189		$1,910,495

Material changes to the Company’s consolidated notes payable are discussed below:

With the purchase of the SmartPacTM technology, the Company agreed to pay $1,000,000 for rights to the United States, Mexico and Canada and $1,000,000 for the right to the European Union.  These amounts, as amended are due December 2015, early payments are not prohibited.

In association with the acquisition of Sicilian Sun Foods Ltd., LLC and its subsidiary the Company also assumed approximately $1,453,000 in debt due over various times between June 30, 2016 through June 30, 2018.

On May 18, 2015 the Company, through SSL, raised $750,000 through three promissory notes.  The notes are due in September 2015 and can be extended to November 2015 at the option of the Company.  The notes bear interest of 10% per year.

On June 25, 2015, the Company raised $100,000 in short term debt that is due on demand and contains no interest.

During the year ended December 31, 2013 the Company raised $150,000 through the sale of a convertible note. The note was due in February 2014, extended to July 2014 and again extended until July 2015; bears interest of 16% per year and can be converted to the Company’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $120,000 which has been fully accreted to interest expense. Accrued interest expense related to the convertible note was $38,000 as of June 30, 2015.

During 2014 the Company raised $60,000 through the sale of a convertible note. The note was due in May 2014, extended to July 2014 and again extended until July 2015, and can be converted to the Company’s stock at $0.10 per share.  The beneficial conversion feature of the note payable was determined to be $60,000 which has been fully accreted to interest expense. Accrued interest expense related to the convertible note was $17,000 as of June 30, 2015.

During 2014 the Company raised $50,000 through the sale of a convertible note. The note was due in July 2014 but extended to July 2015, and can be converted to the Company’s stock at $0.10 per share.  The beneficial conversion feature of the note payable was determined to be $34,850 which has been fully accreted to interest expense. Accrued interest expense related to the convertible note was $15,000 as of June 30, 2015.

The remaining notes payable either have not changed during the period ending June 30, 2015.

The five year maturity schedule for notes payable and convertible notes payable, net is presented below:

	2016	2017	2018	2019	2020	Thereafter	Total

Mining concessions	$174,000	$-	$-	$-	$-	$535,623	$709,623
Note payables	2,241,209	213,080	377,364	-	-	-	2,831,653
Note payable to Corporacion Amermin S.A. de C.V. (“Amermin”)	-	-	-	-	-	1,175,122	1,175,122
FreshTec required payments	1,799,250	-	-	-	-	-	1,799,250
Convertible note payable, net	260,000	-	-	-	-	-	260,000
Total	$4,474,459	$213,080	$377,364	$-	$-	$1,710,745	$6,775,648

Note 7.	Related Party Transactions

	June 30, 2015	December 31, 2014
	(Unaudited)
Due from related parties	$103,644	$104,868

All transactions with related parties have occurred in the normal course of operations. These transactions are primarily in Mexico and are measured at the appropriate foreign exchange amount.

As disclosed with the purchase agreement, which was filed with both the Company’s 2014 Form 10-K and March 31, 2015 Form 10-Q, our CEO Francis R. Biscan, Jr. is a major investor in SSL and as such the SSL transaction has elements of a related party transaction.

The following are intercompany transactions that eliminate during the consolidation of these financial statements:

During 2013, Firma Holdings issued Adit six promissory notes for $4,286,663. During 2014, Firma Holdings issued Adit one promissory note for $610,000. As of December 31, 2014, all notes were accumulated into one promissory note; the note is unsecured, bears interest at U.S. prime rate plus 3.25% per year and is due and payable December 31, 2015. As of June 30, 2015 Firma Holdings owed Adit $5,809,853 in interest and principal.  This intercompany transaction has been eliminated in consolidation.

Note 8.	Stockholders’ Equity

December 2014 – January 2015, the Company sold 3,839,394 common shares in a private offering for $767,879 in cash, or $0.20 per unit.  These shares were issued in February 2015.

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

In March and April 2015, the Company sold 2,475,000 common shares in a private offering for $495,000 in cash, or $0.20 per unit.  These shares were issued in June 2015.

As discussed in Note 13, effective April 20, 2015 the Company closed on its acquisition of Sicilian Sun Ltd, LLC and its subsidiary, issuing 16,000,000 of common stock in accordance with Exhibit A of that purchase agreement.  The closing stock price on April 20, 2015 was $0.10 and the share where valued at $1,600,000.

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

On May 28, 2014 the Company entered into an agreement with FreshTec, Inc. which provides for the Company to acquire technology which can be used for the preservation and protection of fresh fruit, vegetables and flowers during extended periods of shipping and storage. As part of the terms of the agreement the Company provided stock options to FreshTec, Inc. for 1,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share, which vest immediate and have a term of 1 year.  The stock options were valued at $186,640 using the Black-Scholes option pricing model.  In May 2015 the options were extended for 1 year.  In accordance with the Stock Compensation Topic, FASB ASC 718-20-35, the Company has analyzed the cancellation of the award accompanied by the concurrent grant of a replacement award and determined that there was no further incremental compensation cost.

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

	June 30, 2015	December 31, 2014
Expected volatility	277.069%	278.03%
Weighted-average volatility	277.069%	278.03%
Expected dividends	0	0
Expected term (in years)	1.00	1.57
Risk-free rate	1.570%	0.77%

A summary of option activity under the plans as of June 30, 2015 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	5,150,000	$0.23
Granted	1,000,000	0.30
Exercised	-	-
Forfeited, expired or cancelled	(1,000,000)	0.30
Outstanding at June 30, 2015	5,150,000	$0.23	4.0	$140,000
Exercisable at June 30, 2015	5,150,000	$0.24	4.0	$140,000

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2014	160,000	$0.18
Granted	1,000,000	0.30
Vested	(1,600,000)	0.28
Forfeited, expired or cancelled	-	-
Non-vested at June 30, 2015	-	$0.25

A summary of warrant activity as of June 30, 2015, and changes during the period then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	15,609,742	$0.26		$101,497
Granted	-	-
Exercised	(1,973,333)	0.20
Forfeited, expired or cancelled	(8,176,404)	0.20
Outstanding at June 30, 2015	5,460,005	$0.17	1.0	$-
Exercisable at June 30, 2015	5,460,005	$0.17	1.0	$-

All warrants vest upon issuance.

Note 10.	Non-controlling Interest

All non-controlling interest of the Company is a result of the Company’s subsidiaries stock movement and results of operations.  Cumulative results of these activities results in:

	June 30, 2015	December 31, 2014
	(Unaudited)
Common stock for cash	$1,999,501	$1,999,501
Common stock for services	95,215	95,215
Exploration expenses paid for in subsidiary common stock	240,000	240,000
Stock based compensation	1,374,880	1,374,880
Cumulative net loss attributable to non-controlling interest	(32,480)	(25,695)
Treasury stock	(500,000)	(500,000)
Tara Gold equity	-	5,706,096
Other	6	6
Total non-controlling interest	$3,177,122	$8,890,003

A summary of activity as of June 30, 2015 and changes during the period then ended is presented below:

Non-controlling interest at December 31, 2014	$8,890,003
Net loss attributable to non-controlling interest	(6,785)
Tara Gold equity	(5,706,096)
Non-controlling interest at June 30, 2015	$3,177,122

Note 11.	Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
	Fair Value at June 30, 2015
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

The Company’s operating segments are strategic business units that offer different products and services.  For the period ended June 30, 2015, the Company’s has three business segments: mining, packaging technology and food manufacturing.  The mining segment consists of gold and industrial metal mining concessions in Mexico; the technology segment consists of the Company’s intellectual property related to the “SmartPac” product; and the food manufacturing segment contains the operations of SSL.  The food manufacturing segment became a reportable entity as of June 30, 2015 and was not in existence as of June 30, 2014.

June 30, 2015	Packaging Technology	Mining	Food Manufacturing
Gross loss from external customers	$-	$-	$(76,649)
Exploration expenses	-	(4,625)	-
Operating, general, and administrative expenses	(65,149)	(340,533)	(398,075)
Compensation expense	-	(84,770)	(142,067)
Selling expense	(60,000)	-	-
Depreciation and amortization	(2,481)	(109,594)	(10,345)
Segment operating loss before taxes and discontinued operations	$(127,630)	$(539,522)	$(627,136)

June 30, 2014	Packaging Technology	Mining
Gross income from external customers	$-	$105,316
Exploration expenses	-	(475,861)
Operating, general, and administrative expenses	(16,331)	(447,613)
Compensation expense	-	(99,945)
Selling expense	(16,331)	-
Depreciation and amortization	-	(146,835)
Segment operating loss before taxes and discontinued operations	$(32,662)	$(1,064,938)

Revenues	June 30, 2015	June 30, 2014
Total consolidated revenues	$243,064	$105,316

Profit or Loss
Total loss from reportable segments	$(1,294,287)	$(1,097,316)
Other income (loss) from reportable segments	222,881	(17,689)
Unallocated amounts:
Corporate expenses	(478,273)	(641,132)
Gain on discontinued operations	5,978,575	-
Non-controlling interest	6,785	4,902
Net income (loss) attributable to Firma Holdings’ shareholders	$4,435,682	$(1,751,520)

Assets
Total assets for packaging technology segment	$3,485,294	$2,734,040
Total assets for mining segment	6,721,278	7,248,228
Total assets from food manufacturing segment	6,009,322	-
Corporate assets	37,185	137,962
Other unallocated amounts	-	-
Consolidated total	$16,253,079	$10,120,230

Liabilities
Accounts payable and accrued expenses packaging technology segment	$26,993	$42,457
Accounts payable and accrued expenses mining segment	491,489	2,359,343
Accounts payable and accrued expenses food manufacturing segment	1,145,137	-
Notes payable packaging technology segment	1,799,250	2,000,000
Notes payable mining segment	719,659	11,508
Notes payable food manufacturing segment	2,565,618	-
Corporate accounts payable and accrued expense	1,415,417	898,666
Corporate notes payable	1,691,122	354,119
Consolidated total	$9,854,685	$5,666,093

Note 13.	Acquisition of Sicilian Sun Ltd., LLC and subsidiary

On March 30, 2015 the Company signed an agreement to acquire all outstanding membership units Sicilian Sun Limited, LLC.  The Company subsequently amended the agreement to clarify Exhibit A only; no changes in payment terms were made.  The acquisition includes SSL’s wholly owned Italian subsidiary, Sicilian Sun Foods s.r.l., and two production facilities located in Alcamo and Catania on the island of Sicily.

The acquisition closed effective April 20, 2015.  The Company calculated the fair value of the business acquisition as follows:

Trade receivables	$374,554
Inventory	263,013
Tax credits	86,171
Fixed assets	2,979,684
Other assets	5,288

Bank overdraft, net of $2,189 in cash in the U.S. for SSL	(116,520)
Other assumed liabilities of payables, accrued expenses and loans	(2,233,801)
Fair market value of net identifiable assets as of April 20, 2015	$1,358,389
Less: 16,000,000 shares of stock for consideration	(1,600,000)
Goodwill	$(241,611)

Pursuant FASB ASC 805-10-25, the Company remains in the measurement period for one year subsequent to the closing date.  Due to the stock issuance the company recognized a step up of in goodwill of $1,419,118 recognizing total goodwill of $1,660,730.  Finalization of the acquisition accounting, including the finalization of the goodwill and separately identifiable intangible analysis will be completed prior to April 20, 2016.

Included in the purchase agreement are several contingent clauses which, should they occur, would result in the return of shares to the Company (see Exhibit A of the purchase agreement).  Pursuant to FASB ASC 805-30, the changes in the fair value will be recognized in earnings.  As of June 30, 2015 the Company closing stock price was $0.10 the same as the price on the date of close resulting in no change in fair value.

SSL is a Nevada limited liability company, organized on October 9, 2014.  As a result there are no pro forma results as of June 30, 2014, as SSL had not yet been organized.

The following is the pro forma information that discloses the results of operations as though the business combination had been completed as of the beginning of 2015.

	Firma Holdings	Sicilian Sun Ltd., LLC	June 30, 2015
Total current assets	$1,524,477	$1,429,609	$2,954,086
Total assets	10,510,951	5,742,128	16,253,079
Total current liabilities	4,271,467	3,282,029	7,553,496
Total liabilities	6,144,497	3,710,188	9,854,685

	Firma Holdings	Sicilian Sun Ltd., LLC	For the Six Months Ended June 30, 2015
Net sales and revenues	$-	$553,964	$553,694
Cost of products sold	-	457,468	457,468
Gross margin	-	96,496	96,496
Exploration expenses	4,625	-	4,625
Sales, general and administrative expenses	1,274,607	594,753	1,869,360
Net operating loss	(1,279,232)	(498,257)	(1,777,489)
Net, non-operating income (expense)	201,193	54,191	255,384
Discontinued operations	5,978,575	-	5,978,575
Non-controlling interest	6,785	-	6,785
Net income (loss) attributable to shareholders	$4,907,321	$(444,066)	$4,463,255

Loss before discontinued operations, basic	$(0.01)	$(0.00)	$(0.01)
Discontinued operations per share, basic	$0.06	$-	$0.06
Net income (loss) per share, basic	$0.05	$(0.00)	$0.05
Weighted average number of shares, basic	99,038,839	99,038,839	99,038,839

Loss before discontinued operations, diluted	$(0.01)	$(0.00)	$(0.01)
Discontinued operations per share, diluted	$0.05	$-	$0.05
Net income (loss) per share, diluted	$0.04	$(0.00)	$0.04
Weighted average number of shares, diluted	109,488,844	109,488,844	109,488,844

Note 14.	Subsequent Events

As of August 17, 2015, management is in discussions with the note holder of the three convertible notes discussed in Note 6 to obtain extensions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

 The Company was incorporated on May 12, 2006.     Beginning in the second quarter of 2015 the Company has three business segments: mining, packaging technology and food manufacturing.

Due to the addition of business segments over the past year, the Company is starting to structure itself as a holding Company.  Over the next year, we anticipate finalizing assigning all assets which may be held by the parent, Firma Holdings, into wholly owned subsidiaries.  This change is not anticipated to change the overall structure of the Company, but we anticipate it will enable the Company to fully maximize and leverage each business segment to its fullest.

RESULTS OF OPERATIONS

Material changes of certain items in the Company’s Statement of Operations for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, are discussed below.

Three Months Ended	June 30, 2015	June 30, 2014

Revenue	$243,064	$-
Cost of revenue	(319,713)	-
Exploration expenses	(3,928)	(312,468)
Operating, general and administrative expenses	(929,455)	(637,162)
Net operating loss	$(1,010,032)	$(949,630)

Generally, with the Company’s acquisition of Sicilian Sun Limited, LLC (“SSL”) and its wholly owned Italian subsidiary, Sicilian Sun Foods s.r.l., many of the material changes to the 2015 results when compared to the 2014 results are due to the addition of this new business segment.

Revenues and cost of revenues recognized for the three months ended June 30, 2015 relates solely to the food manufacturing segment of the Company from the date we acquired SSL (April 20, 2015) through the quarter end.

For the three months ended June 30, 2015, exploration expenses decreased primarily due to the sale of the Dixie Mining District and the Mexico properties being dormant pending funding.  Expenses incurred for the three months ended June 30, 2015, were for routine maintenance; compared to the three months ended June 30, 2014, when the Company focused primarily on work at the Dixie Mining District and the Don Roman property. In 2014 exploration expenses included expenses for preproduction activities, geology consulting, assaying, field supplies and other mine expenses.

Material changes of certain items in the Company’s operating, general and administrative expenses for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, is discussed below.

Three Months Ended	June 30, 2015	June 30, 2014

Compensation and officer employment	$384,148	$223,951
Professional fees, including legal	136,351	165,103
Other taxes	43,940	9,259
Selling expense	30,000	-
Meal and travel expense	74,235	15,250
Rent	81,592	4,143

As of June 30, 2014 the Company was a subsidiary of Tara Gold Resources Corp.  As the officers of the two companies were the same, 1/3 of certain expenses, primarily compensation and officer employment and investor relations, was shared between the two companies.  Due to Tara Gold Resources Corp.’s divestiture of its ownership of the Company in February 2015 by distributing its ownership as a dividend to shareholders, the sharing of the above expenses ceased.  For the three months ended June 30, 2015 compensation and officer employment was higher due to no longer sharing this cost with Tara Gold Resources Corp., a slight increase in the compensation of the Chief Financial Officer starting 2015, and the acquisition of SSL.

Additionally with the acquisition of SSL, our professional fees stayed higher than anticipated for the three months ended June 30, 2015, however they were lower than the three month period ending June 30, 2014 due to lower legal fees associated with the SmartPacTM technology purchase in 2014.

Other taxes increased for the three month period ending June 30, 2015 compared to the three month period ending June 30, 2014 primarily due to higher payroll taxes in both the U.S. and Mexico, plus the additional of SSL.

The packaging technology segment began in the Company with the May 2014 acquisition of the SmartPacTM.  The increase in selling expense for the three months period ending June 30, 2015 is solely attributable to this business segment which was not in existence in the company for same period in 2014.

Travel expense increased for the three months period ending June 30, 2015 for due diligence related to the Company’s acquisition of SSL and its subsidiary which resides in Italy, and for travel associated with demonstration and selling activities of the Company’s packaging technology business segments.

Material changes of certain items in the Company’s Statement of Operations for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, are discussed below.

Six Months Ended	June 30, 2015	June 30, 2014

Revenue	$243,064	$105,316
Cost of revenue	(319,713)	-
Exploration expenses	(4,625)	(475,861)
Operating, general and administrative expenses	(1,663,183)	(1,190,422)
Net operating loss	$(1,744,457)	$(1,560,967)

Generally, with the Company’s acquisition of Sicilian Sun Limited, LLC (“SSL”) and its wholly owned Italian subsidiary, Sicilian Sun Foods s.r.l., many of the material changes to the 2015 results when compared to the 2014 results are due to the addition of this new business segment.

Revenues and cost of revenues recognized for the six months ended June 30, 2015 relates solely to the food manufacturing segment of the Company from the date we acquired SSL (April 20, 2015) through the quarter end.

For the six months ended June 30, 2015, exploration expenses decreased primarily due to the sale of the Dixie Mining District and the Mexico properties being dormant pending funding.  Expenses incurred for the six months ended June 30, 2015, were for routine maintenance; compared to the six months ended June 30, 2014, when the Company focused primarily on work at the Dixie Mining District and the Don Roman property. In 2014 exploration expenses included expenses for preproduction activities, geology consulting, assaying, field supplies and other mine expenses.

Material changes of certain items in Firma Holdings’ operating, general and administrative expenses for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, and is discussed below.

Six Months Ended	June 30, 2015	June 30, 2014

Compensation and officer employment	$597,114	$380,333
Professional fees, including legal	262,857	286,095
Other taxes	181,624	73,919
Selling expense	60,000	-
Meal and travel expense	123,302	23,095
Rent	81,592	7,314

As of June 30, 2014 the Company was a subsidiary of Tara Gold Resources Corp.  As the officers of the two companies were the same, 1/3 of certain expenses, primarily compensation and officer employment and investor relations, was shared between the two companies.  Due to Tara Gold Resources Corp.’s divestiture of its ownership of the Company in February 2015 by distributing its ownership as a dividend to shareholders, the sharing of the above expenses ceased.  For the six months ended June 30, 2015 compensation and officer employment was higher due to no longer sharing this cost with Tara Gold Resources Corp., a slight increase in the compensation of the Chief Financial Officer starting 2015, and the acquisition of SSL.

Additionally with the acquisition of SSL, our professional fees stayed higher than anticipated for the six months ended June 30, 2015, however they were lower than the six month period ending June 30, 2014, due to lower legal fees associated with the SmartPacTM technology purchase in 2014.

Other taxes increased for the six month period ending June 30, 2015 compared to the six month period ending June 30, 2014 primarily due to higher payroll taxes in both the U.S. and Mexico, plus the additional of SSL.

The packaging technology segment began in the Company with the May 2014 acquisition of the SmartPacTM.  The increase in selling expense for the six months period ending June 30, 2015 is solely attributable to this business segment which was not in existence in the company for same period in 2014.

Travel expense increased for the six months period ending June 30, 2015 for due diligence related to the Company’s acquisition of SSL and its subsidiary which resides in Italy, and for travel associated with demonstration and selling activities of the Company’s packaging technology business segments.

LIQUIDITY AND CAPITAL RESOURCES

The following is an explanation of Firma Holdings’ material sources and (uses) of cash during the six months ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014

Net cash used in operating activities	$(2,391,052)	$(641,638)
Cash included in acquisition of Sicilian Sun Ltd., LLC and subsidiary	2,189	-
Acquisition of intellectual property	-	(547,412)
Proceeds from sales of common stock	1,190,000	1,295,102
Proceeds from notes payable	850,000	110,000
Payments towards notes payable	(76,431)	(32,561)
Change in due to/from related parties, net	1,223	(113,180)
Cash, beginning of period	738,610	76,758

Firma Holdings anticipates that its capital requirements during the twelve months ending June 30, 2016 will be:

Exploration and Development – Don Roman Groupings	$200,000
Exploration and Development – Picacho Groupings	160,000
Property taxes	125,000
Packaging technology business segment	1,900,000
Food manufacturing	3,000,000
General and administrative expenses	1,000,000
Total	$6,385,000

As a holding company, we have three distinct business segments: mining, packaging technology, and food manufacturing. Gracepoint Mining, LLC will hold the Company’s mining assets, SmartPac Global, LLC will hold the SmartPacTM technology, and Sicilian Sun Ltd., LLC currently holds the food manufacturing and sales business.   Changes to our internal organizational structure will include The Company ensuring all relevant assets related to the above business segments are contained in the appropriate company listed above and put the parent company as a true holding company.

Each division will be managed with a strategic focus on a combination of near term revenue, scalable revenue, and exponential valuation growth potential.

Mining:

As the mining division of the Company continues to explore options to advance all projects, in the first half of 2015, the Company has seen an increase in interest from parties exploring opportunities at both Don Roman and Picacho. In addition to equity interests, there have been interests in production tolling at the Don Roman milling facility, which could result in revenue generating opportunities. The efforts of the first quarter were carried forward into the second quarter and have resulted in formal conversations, in an effort to advance and/or monetize the Company’s holdings in Mexico.

Packaging Technology:

The packaging technology can be used for the preservation and protection of fresh fruit, vegetables, and flowers during extended periods of shipping and storage. The packaging technology, currently named SmartPacTM, is comprised of patents, trademarks and other intellectual property pertaining to systems and methods for packaging bulk quantities of fresh produce and flowers incorporating modified atmosphere packaging.

SmartPac Global has engaged the services of a global distribution and logistics expert to introduce and enlist end users to its patented SmartPacTM Systems solution. These included introductions to major destination importers, retailers and food service distributors, in both Europe and Asia. These customers predominately import high value fresh fruit and vegetables from long distances, including the U.S., Mexico, Peru, and Chile. As a result of these meetings, the Company was engaged to demonstrate the product performance by shipping asparagus, avocados, limes, and honeydew melons, in SmartPac’s, to Japan and Europe.  Avocado fruit shipped to Japan was evaluated upon arrival by both the importer and The Company. The avocado fruit using SmartPacTM technology was found to have arrived in superior condition, and with increased yields when compared to cartons not packed using SmartPacTM technology. This has resulted in requests for additional shipments and preparations being made for meeting scaled demand. The Company now has the opportunity to begin SmartPacTM sales and continue to build out sales channels.

With these demonstrations, The Company has confirmed that the market demands an effective "per carton" solution that enables the retailer to capture and eliminate the costs associated with transportation and spoilage generated in their fruit and vegetable supply chains. As a result, in addition to seeking to fulfill current market requests and developing custom packaging, the Company is currently expanding its global dynamic demonstrations.

Lastly, the Company is in negotiations with a number of parties for regional strategic alignments that would incorporate use of the SmartPacTM technology.

Food Manufacturing:

In early 2015, the Company negotiated the acquisition of Sicilian Sun Ltd., LLC (“SSL”) and its foreign subsidiary.  In the second quarter, SSL began production at the new facility in Catania, Italy, and in the month of July, began shipping product to the US to fulfill orders for a major grocer consisting of thousands of stores throughout the US. Based on the initial stocking order and customer projections, sales estimates by the end of the year could have the potential to reach run rate of $5 million per quarter.

The Company has begun improving and expanding on the supply chain relationships, banking relationships, and customer relationships. The involvement with new and existing customer relationships has already yielded increased interest from customers globally. There will be an on-going focus to improve efficiencies empowering better service to customers, as well as improve margins.

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

Off-Balance Sheet Arrangements

At June 30, 2015, Firma Holdings had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs.

Revenue Recognition

Revenue for products is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured.

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

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. The carrying amounts of the Company’s mining properties are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of June 30, 2015 and 2014, respectively, no indications of impairment existed.  As of the August 19, 2015, no events have occurred that would require the write-down of any assets.

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

Not applicable.

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

ITEM 1A.    RISK FACTORS

The Company's operating and development properties are located in foreign jurisdictions that are subject to changes in economic and political conditions and regulations in those foreign countries.

As a holding company with subsidiaries in foreign countries, the Company’s opportunities and operations can be affected by many factors, many of which are out of our immediate control.  Changes in the economic and political conditions and/or regulations may impact the business’ ability to do business, and affect margins and profit potential.  In addition, global factors such as changes in exchange rates, or import/export regulations may pose hurdles that could negatively impact our Company. Some of the Company’s businesses are involved in international and transcontinental transport and logistics; and therefore are exposed to potential weather risks, union issues, port issues, and/or things that can affect the overall cost and timeliness of logistics.

Depending on these, and related factors, the Company may determine an operation is neither profitable nor advisable to continue, further advance, and we may decide not to retain certain holdings or assets.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March and April 2015, the Company sold 2,475,000 units in a private offering for $495,000 in cash, or $0.20 per unit.  These shares were issued in June 2015.

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

Dated: August 19, 2015	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., President,
Chief Executive Officer

Dated: August 19, 2015	By:	/s/ Lynda R. Keeton-Cardno
Lynda R. Keeton-Cardno, CPA
Principal Financial and Accounting Officer